Form 10QSB
period 1997-12-31
LEEDS FEDERAL BANKSHARES
filed 1998-02-12
CIK 1053307

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                            FORM 10QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1997

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from --------- to -----------

                 Commission File Number 0-23645

                LEEDS FEDERAL BANKSHARES, INC.
     (Exact name of Registrant as specified in its Charter)

             U.S.A.                       52-2062351
-----------------------------------------------------------------
(State or other jurisdiction   (I.R.S. Employer Identification
    of incorporation or                     Number)
         organization)

1101 Maiden Choice Lane, Baltimore, Maryland         21229
-----------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code:
                         (410) 242-1234

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     / / Yes  /X/ No

     As of December 31, 1997, there were no shares of the Registrant's common stock, par value $1.00 per share, outstanding.

Part I.

FINANCIAL INFORMATION

     Leeds Federal Bankshares, Inc. (the "Registrant") was formed to serve as the stock holding company for Leeds Federal Savings Bank (the "Bank") pursuant to the Bank's reorganization into the "two-tier" mutual holding company structure. As of December 31, 1997, the Bank had not completed its reorganization, and, accordingly, the Registrant had no assets or liabilities.

     Effective January 21, 1998, the Bank completed the Reorganization and the Registrant became the stock holding company parent of the Bank. Leeds Federal Bankshares, MHC, the Bank's mutual holding company, became the owner of a majority of the common stock of the Registrant, which became the owner of 100% of the common stock of the Bank. Each share of Bank common stock that was held by the stockholders of the Bank was exchanged for a share of common stock of the Registrant. The Reorganization of the Bank was structured as a tax-free reorganization and accounted for as a pooling of interests.

Part II.

OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         13     Form 10-Q for Leeds Federal Savings Bank as filed
                with the Office of Thrift Supervision
         27     Financial Data Schedule

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LEEDS FEDERAL BANKSHARES, INC.



Date: February 12, 1998       /s/ Gordon E. Clark
                              -----------------------------------
                              Gordon E. Clark
                              (President and Chief Executive
                               Officer)



Date: February 12, 1998       /s/ Kathleen G. Trumpler
                              -----------------------------------
                              Kathleen G. Trumpler
                              (Treasurer and Chief Financial
                               Officer)