Form 10QSB
period 1998-03-31
LEEDS FEDERAL BANKSHARES
filed 1998-05-13
CIK 1053307

OFFICE OF THRIFT SUPERVISION
                             WASHINGTON, D.C. 20552
                           ---------------------------
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March  31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________ to _____________

                         Commission File Number 0-23645

                          LEEDS FEDERAL BANKSHARES, INC
             (Exact name of registrant at specified in its charger)

                            UNITED STATES 52-2062351

                   (State or other jurisdiction (IRS Employer
            of incorporation or organization) Identification Number)

                       1101 Maiden Choice Lane, Baltimore,
                           Maryland 21229 (Address of
                          principal executive offices)

Registrant's telephone number, including area code:  410-242-1234

Former name, former address and former fiscal year, if changed since last report

         Indicated by a check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 5,178,142 shares of the Registrant's common stock outstanding as of March 31, 1998 which reflects 3-for-2 common stock split declared October 22, 1997.

                          LEEDS FEDERAL BANKSHARES, INC

                                      INDEX



                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
          March 31, 1998 (unaudited), and June 30, 1997                       1

         Consolidated Statements of Income and Comprehensive Income
          (unaudited) for the three months and  and nine months ended
          March 31,1998 and 1997                                              2

         Consolidated Statements of Cash Flows (unaudited) for the
          three months and nine months ended March 31, 1998 and 1997          3

         Notes to Consolidated Financial Statements (unaudited)               5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        8


PART II. OTHER INFORMATION                                                   12

PART I. FINANCIAL INFORMATION
         Item 1. Financial Statements

                          LEEDS FEDERAL BANKSHARES, INC
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     Mar 31,                   June 30,
                                                                      1998                       1997
                                                                      ----                       ----
                                                                  (unaudited)
Assets
    Cash:
         On hand and due from banks                               $2,469,404                  2,158,453
         Interest-bearing deposits                                11,701,702                 11,172,475
    Short Term Investments                                        10,800,046                  2,722,336
    Secured short-term loans to commercial banks                  14,653,891                  9,735,532
    Securities purchased under agreements to resell                      -0-                  5,517,903
    Investment securities, net (held to maturity)                 34,381,313                 43,614,562
    Investment securities, net (available for sale)                9,428,026                  8,162,419
    Mortgage backed securities, net (held to maturity)            18,165,585                 22,294,337
    Loans receivable, net                                        187,727,143                174,877,796
    Investment in Federal Home Loan Bank of Atlanta stock,
     at cost                                                       2,377,200                  2,377,200
    Property and equipment, net                                      874,532                    863,823
    Cash surrender value of life insurance                         6,066,179                  3,153,193
    Prepaid expenses and other assets                                351,884                    309,808
    Ground rents owned, at cost                                          -0-                     39,500
                                                               -------------                -----------
                                                                 298,996,905                286,999,337
                                                               -------------                -----------
Liabilities and Stockholders' Equity

    Savings accounts                                             242,810,457                232,590,009
    Borrowed Funds-Employee Stock Ownership Plan                     576,000                    648,000
    Advance payments by borrowers for taxes, insurance
      and ground rents                                             3,716,667                  4,804,060
    Federal and state income taxes:
           Currently Payable                                         157,369                    335,841
           Deferred                                                1,391,225                  1,062,219
   Accrued expenses and other liabilities                          1,034,795                    817,871
                                                               -------------                -----------
         Total Liabilities                                       249,686,513                240,258,000
                                                               -------------                -----------

   Stockholders' Equity:
         Common Stock $1 par value:
           20,000,000 shares authorized:
           issued and outstanding 5,182,097 shares*                5,182,097                  5,182,097
         Additional paid in capital*                               9,099,098                  8,948,119
         Employee stock ownership plan                              (513,117)                  (591,300)
         Management recognition plan                                 (18,963)                   (60,141)
         Retained income, substantially restricted                33,668,609                 31,854,434
         Treasury Stock at cost: 3955 shares                         (83,055)                       -0-
         Other comprehensive income                                1,975,723                  1,408,128
                                                                ------------              -------------
         Total Stockholders' Equity                               49,310,392                 46,741,337
                                                               -------------                -----------
                                                                $298,996,905                286,999,337
                                                               -------------                -----------

*    reflects 3-for-2 common stock split declared October 22,1997,  described in
     Note 3.

See accompanying notes to consolidated financial statements

                          LEEDS FEDERAL BANKSHARES INC
           Consolidated Statements of Income and Comprehensive Income
                                   (unaudited)

                                                          Nine Months                   Three Months
                                                        Ended March 31,                Ended March 31,
                                                     1998           1997            1998           1997
                                                     ----           ----            ----           ----
Interest Income:
     First mortgage and other loans             $10,244,123      9,144,472       3,505,603      3,148,297
     Mortgage-backed securities                   1,107,812      1,445,667         340,438        454,229
     Investment securities and short term
     investments                                  3,842,790      3,970,078       1,245,234      1,308,383
                                                -----------     ----------      ----------      ---------
     Total interest income                       15,194,725     14,560,217       5,091,275      4,910,909
                                               ------------    -----------      ----------      ---------
Interest expense:
     Savings accounts                             9,007,802      8,626,836       3,021,146      2,844,942
     Other                                           42,920         47,880          14,029         15,857
                                                -----------        -------         -------         ------
     Total interest expense                       9,050,722      8,674,716       3,035,175      2,860,799
                                                -----------     ----------      ----------      ---------
     Net interest income                          6,144,003      5,885,501       2,056,100      2,050,110

Provision for loan losses                            10,886        132,816             -0-         30,059
                                                 ----------     ----------      ----------         ------
     Net interest income after provision
      for loan losses                             6,133,117      5,752,685       2,056,100      2,020,051
                                                -----------     ----------      ----------      ---------
Noninterest income:
     Service fees and charges                       105,740         97,382          31,886         31,664
     Other                                          143,723        106,239          72,057         38,597
                                                -----------      ---------         -------      ---------
                                                    249,463        203,621         103,943         70,261
                                                   --------       --------        --------         ------
Noninterest expense:
     Compensation and employee benefits           1,341,327      1,114,302         446,464        386,586
     Occupancy                                      147,524        152,407          50,638         53,291
     SAIF deposit insurance premiums                166,217      1,699,601          55,212         26,307
     Advertising                                    159,061        109,306          43,080         48,366
     Other                                          551,179        471,134         205,786        173,614
                                                   --------       --------        --------        -------
                                                  2,365,308      3,546,750         801,180        688,164
                                                 ----------     ----------        --------        -------
     Income before provision for income taxes     4,017,272      2,409,556       1,358,863      1,402,148

Provision for income taxes                        1,470,390        929,282         495,209        541,510
                                                 ----------     ----------        --------        -------
     Net Income                                  $2,546,882      1,480,274         863,654        860,638
                                                -----------     ----------        --------        -------
Other comprehensive income(loss), net of tax

    Unrealized gains on securities                  567,596        301,855         240,022        (58,247)
                                                   --------       --------        --------       --------
Comprehensive income                             $3,114,478     $1,782,129      $1,103,676       $802,391
                                                -----------    -----------     -----------       --------
Net income per share of common stock

     Basic                                       $      .50      $     .29      $      .17       $    .17
                                                -----------      ---------      ----------       --------
     Diluted                                     $      .49      $     .29      $      .17       $    .17
                                                -----------      ---------      ----------       --------

See accompaning notes to consolidated financial statements

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 1998 and 1997
                                   (unaudited)

                                                                                  1998              1997
                                                                                  ----              ----
Cash flows from operating activities:
     Net Income
     Adjustments to reconcile net income to net cash provided by              $2,546,882         1,480,274
     operating activities:
      Amortization of loan fees, premiums and discounts,net                      (67,962)          (61,032)
      Provision for loan losses                                                   10,886           132,816
      Accretion of premiums(discounts) on investments securities and
     mortgage-backed securities, net                                             (13,661)          (30,637)
     Gain on sale of fixed asset                                                  (1,800)              -0-
      Depreciation                                                                77,864            92,459
      Non-cash compensation under stock based  benefit plans                     270,340           199,751
     (Increase) decrease in accrued interest receiveable on
     mortgage-backed securities and loans receiveable                            204,278           (15,651)
      Decrease in income taxes currently payable                                (178,472)          (43,265)
      Increase in accrued expenses and other liabilities                         216,924           145,938
      Increase in unearned loan fees                                               4,038           212,312
      Increase (decrease) in prepaid expenses and other assets                   (42,075)          128,318
     Amortization of net unrealized holding loss                                    (-0-)          (11,997)
                                                                                   -----       -----------
            Net cash provided by operating activities                          3,027,242         2,229,286
                                                                              ----------         ---------

Cash flows from investing activities:
     Purchase of investment securities held for maturity                     (22,456,844)       (5,400,000)
     Purchase of available for sale securities                                (1,175,000)         (300,000)
     Maturity of investment securities held for maturity                      31,585,031        13,104,940
     Maturity of available for sale securities                                   700,000              - 0-
     Principal repayment of investment securities                                  6,623              - 0-
     Loan disbursements, net                                                 (12,775,450)      (20,832,626)
     Mortgage-backed securities principal repayments                           4,120,708         4,550,885
     Purchases of property and equipment                                         (92,767)          (25,232)
     Sale of property and equipment                                                6,994               -0-
     Sale of ground rents owned                                                   39,500             1,600
     Investment in life insurance                                             (2,912,986)         (100,997)
                                                                             -----------         ---------
            Net cash used in investing activities                             (2,954,191)       (9,001,430)
                                                                             -----------       -----------

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 1998 and 1997
                                   (unaudited)

                                                                                   1998              1997
                                                                                   ----              ----
Cash flows from financing activities:
       Net increase in savings accounts                                        10,220,448         7,935,296
       Decrease in advance payments by borrowers for taxes insurance
        and ground rents                                                       (1,087,393)         (974,002)
      Proceeds from exercised options                                                 -0-            83,545
      Dividends paid                                                             (732,707)         (626,248)
      Stock repurchases                                                           (83,055)                -
       Repayment of Borrowed Funds                                                (72,000)          (72,000)
                                                                              -----------          --------
            Net cash provided by financing activities                           8,245,293         6,346,591
                                                                              -----------        ----------
Net increase (decrease) in cash and cash equivalents                            8,318,344          (425,553)
Cash and cash equivalents at beginning of period                               31,306,699        25,921,657
                                                                             ------------        ----------
Cash and cash equivalents at end of period                                    $39,625,043        25,496,104
                                                                             ------------        ----------
Non Cash Transactions - Increase in net unrealized gains on securities
available for sale, net of income tax effect.                                     567,595           305,422


See accompanying notes to consolidated financial statements.

                          LEEDS FEDERAL BANKSHARES INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

(1)  Basis of Presentation

         The accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position and results of operations. The financial statements have been prepared using the accounting policies described in the June 30, 1997 Annual Financial Statements. The results of operations for the three months and nine months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the entire year.

(2)  Reclassification of Prior Year's Statements.

         Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

(3)  Net Income per Share of Common Stock

         On November 19, 1997, the Leeds Federal Savings Bank, the wholly owned subsidiary of Leeds Federal Bankshares,Inc. (The Company), declared a three-for-two common stock split in the form of a stock dividend to stockholders of record on November 5, 1997. All per share amounts herein have been adjusted for the common stock split.

         The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share," during the three months ended December 31, 1997. Statement No. 128 establishes revised standards for computing and presenting earnings per share (EPS) data. It requires dual presentation of "basic" and "diluted" EPS on the face of the statements of income and reconciliation of the numerators and denominators used in the basic and diluted EPS calculations. As required by Statement No. 128, EPS data for prior periods presented have been restated to conform to the new standard.

         Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period. Information related to the calculation of net income per share of common stock is summarized as follows:

                                                           Nine Months                     Nine Months
                                                         Ended March 31,                 Ended March 31,
                                                             1998                            1997
                                                    Basic           Diluted          Basic          Diluted
                                                    -----           -------          -----          -------
Net Income                                       2,546,882        2,546,882       1,480,274      1,480,274
Dividends on unvested common stock                  (5,861)          (2,318)        (10,166)        (7,915)
                                                   -------          -------      ----------      ---------
Adjusted net income used in EPS
     calculations                                2,541,021        2,544,564       1,470,108      1,472,359
                                                 ---------       ----------      ----------      ---------
Weighted average shares outstanding              5,086,817        5,086,817       5,056,623      5,056,623
Dilutive securities:
Options                                                -0-           97,944             -0-         35,930
Unvested common stock awards                           -0-            8.704             -0-          6,378
                                             -------------        ---------   -------------          -----
Adjusted weighted-average shares used
  in EPS computation                             5,086,817        5,193,465       5,056,623      5,098,931
                                              ------------        ---------       ---------      ---------


                                                 Three Months   March 31, 1998    Three Months     March 31,
                                                     Ended                            Ended          1997

                                                     Basic          Diluted           Basic        Diluted
                                                     -----          -------           -----        -------
Net Income                                         863,654          863,654         860,638        860,638
Dividends on unvested common stock                  (2,016)            (732)         (3,658)        (2,459)
                                                   -------       ----------        --------       --------
Adjusted net income used in EPS
    calculations                                   861,638          862,922         856,980        858,179
                                               -----------       ----------        --------        -------
Weighted average shares outstanding              5,086,817        5,086,817       5,056,623      5,056,623
Dilutive securities:
Options                                                -0-          103,206             -0-         53,098
Unvested common stock awards                           -0-            9,172             -0-          9,432
                                                ----------         --------     -----------          -----
Adjusted weighted-average shares used
  in EPS computation                             5,086,817        5,199,195       5,056,623      5,119,153
                                                 ---------        ---------      ----------      ---------

(4)  Dividends on Common Stock

         On March 18, 1998, The Company declared a quarterly cash dividend of $.14 per share. The dividends were payable to stockholders of record as of April 1, 1998 and were paid on April 22, 1998. Leeds Federal Bankshares, M.H.C. (the
MHC) , which owns 3,300,000 shares of stock in the Company, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $260,700. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration as dividend solely to the MHC. At March 31, 1998, the cumulative amount of such waived dividends was $5,471,400.

(5)  Impact of New Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years and interim periods, beginning December 15, 1997 and has been adopted during the quarter ended March 31, 1998. The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the financial statements or notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale is expected to be disclosed as an additional component of the Company's income under the requirements of SFAS No. 130.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information," which changes the way public companies report information about segments of their business on their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity wide disclosures about the products and services an entity provides, the foreign countries in which it hold assets and reports revenues, and its major customers. This statement is effective for fiscal years beginning after December 15, 1997.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that the FASB no longer considers as useful as when they were issued. This statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for fiscal years beginning after December 15, 1997.

                         LEEDS FEDERAL BANKSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1997 to March 31, 1998

         Cash on hand and due from banks, interest bearing deposits, other liquid investments and investment securities (investments) totaled approximately $85.8 million, an increase of approximately $351,000 from June 30, 1997 levels. Mortgage-backed securities totaled $18.2 million, a decrease of $4.1 million, due to repayments of principal. Loans receivable totaled $187.7 million, an increase of $12.8 million, mainly in residential mortgages, which increase was funded by increased savings deposits and the decrease in mortgage backed securities.

         Savings accounts increased approximately $10.2 million, to a total of $242.8 million at March 31, 1998. Such increase was primarily attributable to the general market interest rate trends. The Company has offered savings rates that are competitive with other institutions. However, it has not relied on brokered funds or negotiated jumbo certificates to maintain deposit levels.

         The Company is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At March 31, 1998, the Company had tangible capital of $47.3 million, or 16.0% of total adjusted assets, which was $42.9 million in excess of the requirement of minimum tangible capital of $4.4 million, or 1.5% of total adjusted assets; core capital of $47.3 million, or 16.0% of total adjusted assets, which was $38.4 million in excess of the requirement of minimum core capital of $8.9 million, or 3.0% of total adjusted assets; and risk-based capital of $47.9 million, or 32.5% of risk weighted assets, which was $36.1 million in excess of the requirement of a minimum risk-based capital of 8% of risk weighted assets.

Comparison of Operating Results for Three and Nine Month Periods Ended March 31, 1998 and 1997.

         The Company's net income for the three months ended March 31, 1998, totaled $864,000, an increase of $3,000, as compared to $861,000 for the three months ended March 31, 1997. The Company's net income for the nine months ended March 31, 1998, totaled $2.5 million, an increase of $218,000, or 9.3%, from net income of $2.3 million (before the one-time after tax assessment of $849,000 to recapitalize the Savings Association Insurance Fund) for the nine months ended March 31, 1997. Such increase was due primarily to an increase in net interest income and a decrease in the provision for loan losses of $122,000. After recognition of the SAIF assessment, the Company's net income for the nine months ended March 31, 1997, totaled $1.5 million.

Net Interest Income

         Interest income on loans for the three months ended March 31, 1998, totaled $3.5 million, an increase of $357,000, or 11.3%, as compared to $3.1 million for the three months ended March 31, 1997, due principally to a $19.0 million, or 11.4%, increase in average balance of loans to $185.7 million. Average yield on loans remained relatively unchanged at 7.6%. Interest income on loans for the nine months ended March 31, 1998, totaled $10.2 million, an increase of $1.1 million, as compared to the nine months ended March 31, 1997. The average balances of loans increased by $19.5 million, to $180.6 million, for the period, while average yield on loans remained relatively unchanged at 7.6%.

Interest income on mortgage-backed securities decreased by $114,000, or 25.1%, to $340,000 for the three months ended March 31, 1998, from $454,000 during the three months ended March 31, 1997. Average yield on mortgage-backed securities remained relatively unchanged at 7.3%, while average balance of mortgage-backed securities decreased by $6.4 million to $19.0 million from $25.4 million, for the three months ended March 31, 1998, compared to the same period last year. Interest income on mortgage-backed securities decreased by $338,000, to $1.1 million for the nine months ended March 31, 1998, as compared to $1.4 million for the same period last year. Average yield on mortgage-backed securities remained relatively unchanged at 7.3%, while average balance of mortgage-backed securities decreased by $6.3 million to $20.4 million from $26.7 million, for the nine months ended March 31, 1997.

         Interest income on investment securities, certificates of deposit, and short-term investments ("Investments") decreased by $63,000, or 4.8%, to $1.2 million during the three months ended March 31, 1998, from $1.3 million during the three months ended March 31, 1997. The decrease in interest income from Investments over the three month period ended March 31, 1998, from the three month period ended March 31, 1997, was due to a $1.7 million decrease in average balance of Investments to $81.2 million from $82.9 million, and a decrease in average yield of Investments to 6.1%, from 6.3%. Interest on Investments decreased by $127,000, or 3.2%, to $3.8 million during the nine months ended March 31, 1998, from $4.0 million during the nine months ended March 31, 1997. Such decrease was attributable to a $446,000 decrease in average balance of Investments to $81.8 million, from $82.2 million, and a decrease in average yield of Investments to 6.3% from 6.4%.

         Total interest expense increased by approximately $174,000 during the quarter ended March 31, 1998 to $3.0 million from $2.9 million for the quarter ended March 31, 1997. This increase was the result of an increase in average interest bearing liabilities to $240.8 million from $229.7 million and an increase in the average rate paid on deposits to 5.1% from 5.0%. For the nine months ended March 31, 1998, total interest expense increased by $376,000 to $9.1 million, from $8.7 million for the quarter ended March 31, 1997. The increase was the result of a $9.6 million increase in average balances to $236.8 million from $227.2 million, while the average rate paid on deposits remained relatively unchanged at 5.1%. The increase in average balances and average yields was a result of general market conditions.

         As a result of the foregoing changes, interest income remained relatively unchanged at $2.1 million during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. During the nine months ended March 31, 1998, net interest income increased by 259,000, or 4.4%, to $6.1 million from $5.9 million for the same period last year.

Provision for Loan Losses

         The Company had no provision for loan losses for the quarter ended March 31, 1998, and $30,000 for the quarter ended March 31, 1997. During the nine months ended March 31, 1998, and 1997, the Company had a provision for loan losses of $11,000 and $133,000, respectively. Based on management's review and analysis the allowance for loan losses as of March 31, 1998, was considered adequate.

Noninterest Income

         Noninterest income increased by approximately $34,000 to $104,000 during the three months ended March 31, 1998, as compared to $70,000 during the three months ended March 31, 1997, as income on life insurance investments increased by $33,000. For the nine months ended March 31, 1998, noninterest income increased $46,000 to $249,000, as compared to the same period last year, due to an increase in income on life insurance investments.

Noninterest Expense

         Noninterest expense for the three months ended March 31, 1998, increased by approximately $113,000, or 16.4%, to $801,000 from $688,000 during the three months ended March 31, 1997. Compensation and employee benefits expense increased by $60,000 for the quarter ended March 31, 1998, due principally to an increase in the non-cash charges for ESOP contributions which are accounted for at the current market price of the Company's stock. Other expenses increased by $32,000 during the quarter ended March 31, 1998, as a result of loss on the sale of the Company's remaining ground rents. During the nine months ended March 31, 1998, noninterest expense increased $201,000, or 9.3%, to $2.4 million, from 2.2 million (before the one-time pretax SAIF assessment of $1.4 million) for the same period last year.

Provision for Income Taxes

         The effective income tax rates for the three months and nine months ended March 31, 1998, were 36.4% and 36.6%, respectively, compared to 38.6% for the three months and nine months ended March 31, 1997. The decrease was due to increased state tax free investments.

Liquidity

The Company is required to maintain levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (currently set at 4%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's liquidity ratio averaged 40.58% during the quarter ended March 31, 1998, and equaled 40.84% at March 31, 1998.

Capability of the Company's Data Processing Software and Hardware to Accommodate the Year 2000

The Company relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that would have date sensitive software may recognize a date during "00" as the year 1900 rather than the year 2000. This could result in a systems failure or miscalculations causing disruptions of operations. Management has assessed its electronic systems, programs, applications and other electronic components used in the operations of the Company. The Company contracts with service bureaus to provide the majority of its data processing and is dependent upon purchased application software. Management believes that it has implemented a plan pursuant to which the progress toward full compliance of its service bureau and other software vendors will be tracked and tested well in advance of January 1, 2000. Beginning in the third quarter of 1998, the Company will coordinate end-to-end tests with primary servicers, which allow the Company to simulate daily processing on sensitive century dates. The Company expects to complete the Year 2000 project no later than December 31, 1998. Management believes that it will not incur significant additional costs in connection with the year 2000 issue, although there can be no assurances in this regard.

Reorganization Into the Two-Tier Mutual Holding Company Structure

Effective January 21, 1998, Leeds Federal Savings Bank completed its reorganization into a two-tier mutual holding company structure (the "Reorganization") with the establishment of a Federal corporation as the stock holding company parent of the Bank. As a result of the Reorganization, Leeds
Federal Bankshares, MHC, the mutual holding company, owns a majority of the common stock of the new stock holding company, which owns 100% of the common stock of the Bank. Management believes that the two-tier holding company structure allows the new Company to retain the benefits of the mutual holding company structure, and at the same time gives the Company many of the opportunities available to stock holding companies that are not currently available in a mutual holding company structure. The mid-tier structure offers the Company greater flexibility to structure and complete mergers and acquisitions, to diversify operations, and to repurchase outstanding shares of common stock.

Stock Repurchase Plan To Repurchase Up To 275,000 Shares of Common Stock

On April 15, 1998, Leeds Federal Bankshares, Inc., authorized a plan to repurchase up to 275,000 shares, or approximately 5.3%, of its Common Stock, as a part of its capital management strategy.

PART II.  OTHER INFORMATION

Legal Proceedings

The Bank is not involved in any litigation, nor is it aware of any pending litigation, other than legal proceedings incidental to the Bank's business. In the opinion of management, no material loss is expected from any such claims or lawsuits.

Changes in Securities and Use of Proceeds

Notes  To  Financial   Statements  are  incorporated  by  reference   concerning
discussion of waiver of dividends by Leeds Federal Bankshares, M.H.C.

Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as a part of this report:
     Exhibit 27 EDGAR Financial Data Schedule

(b)  No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                    LEEDS FEDERAL SAVINGS BANK

Date:   May 12, 1998                By:  /s/ Gordon E. Clark
                                         -------------------
                                         Gordon E. Clark
                                         President and Chief Executive Officer



Date:   May 12, 1998                By:  /s/ Kathleen Trumpler
                                         ---------------------
                                         Kathleen Trumpler
                                         Treasurer and Chief Financial Officer