Form 10KSB
period 1998-06-30
LEEDS FEDERAL BANKSHARES
filed 1998-09-28
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 1998
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to  ______________________

                           Commission File No. 0-23645

                         LEEDS FEDERAL BANKSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

        United States                                         52-2062351
        -------------                                         ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

1101 Maiden Choice Lane, Baltimore, Maryland                            21229
--------------------------------------------                            -----
  (Address of Principal Executive Offices)                            Zip Code

                                 (410) 242-1234
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:       None
                                                                  ----
Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, par
                                                           value $1.00 per share
                                                           ---------------------
                                                             (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.  YES  [X]     NO  [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

         The issuer's revenues for the fiscal year ended June 30, 1998, were $20.7 million.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq National Market on September 1, 1998, was approximately $27.3 million. This amount includes shares held by the Registrant's ESOP, and excludes shares held by Leeds Federal Bankshares, M.H.C., and the Registrant's directors and senior officers. As of September 1, 1998, there were issued and outstanding 5,138,158 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended June 30, 1998 (Parts II and III).

2. Proxy  Statement  for the 1998 Annual  Meeting of  Stockholders  (Parts I and
III).

                                     PART I

ITEM 1. Description of Business

General

         Leeds Federal Bankshares, Inc.

         Leeds Federal Bankshares, Inc. (the "Company") is a federal corporation which was organized on November 21, 1997. The only significant asset of the Company is its investment in Leeds Federal Savings Bank (the "Bank"). The Company is majority-owned by Leeds Federal Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). On January 21, 1998, the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the "two-tier" form of mutual holding company ownership. At that time, each share of the Bank's common stock was automatically converted into one share of Company common stock, par value $1.00 per share (the "Common Stock"). At June 30, 1998, the Company had total assets of $302.7 million and stockholders' equity of $49.3 million.

         The Company's principal office is located at 1101 Maiden Choice Lane, Baltimore, Maryland 21229, and its telephone number at that address is (410) 242-1234.

         Leeds Federal Savings Bank

         The Bank is a federally-chartered savings bank headquartered in Baltimore, Maryland. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") since 1938.

         The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits in fixed-rate one- to four-family residential real estate mortgages and adjustable rate home equity loans and, to a lesser extent, commercial real estate loans and consumer loans. To the extent available funds exceed local mortgage loan demand, the Bank also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof, secured short-term loans to commercial banks, interest-earning deposits in other institutions, and other short- and medium-term investments.

         The Bank's executive offices are located at 1101 Maiden Choice Lane, Baltimore, Maryland 21229, and its telephone number at that address is (410) 242-1234.

Market Area/Local Economy

         The Bank's market area comprises parts of the Maryland counties of Baltimore, Howard, Harford, Anne Arundel, and Carroll, and Baltimore City, which are part of the Baltimore metropolitan area. Baltimore City is located approximately 30 miles from Washington, D.C., and is part of the Washington-Baltimore Standard Metropolitan Statistical Area. The Bank's market area has a diverse base, although it is significantly influenced by the federal government and the defense industry. The federal government is one of the area's largest employers. Headquartered within the Bank's market area are a number of federal government agencies, including the Social Security Administration and the Health Care Financing Administration. Other major employers and industries within the Bank's market area include General Motors Truck and Bus Group, Pepsi-Cola Company, Black and Decker Corporation, Johns Hopkins University, the University of Maryland--Baltimore County, the University of Maryland--Baltimore, McCormick and Company, Inc., Bethlehem Steel Corp., Northrup Grumman, Fort Meade, Proctor and Gamble Cosmetic and Fragrance Products, The Baltimore Sun, Baltimore Gas and Electric Company, Giant Food, Inc., Bell Atlantic, Blue Cross and Blue Shield of Maryland, USF&G Corporation, Crown Central Petroleum, St. Agnes Hospital, and The Ryland Group, Inc. The Baltimore metropolitan area also has an active tourism industry, and is home to the Baltimore Orioles professional baseball team, the Baltimore Ravens professional football team, the Inner Harbor, and the National Aquarium. As of 1990, the population of the Baltimore metropolitan area was approximately two million. The Baltimore metropolitan area experienced significant economic growth during the 1970's and 1980's. In the early 1990s the real estate market had suffered a recession; however, the area has been slowly recovering from this recession.

Lending Activities

         Loan and Mortgage-Backed Securities Portfolio Composition. The principal components of the Bank's loan portfolio are fixed-rate conventional first mortgage loans secured by one- to four-family residential real estate, home equity loans, and, to a much lesser extent, commercial real estate and consumer loans. At June 30, 1998, the Bank's net loans receivable totaled $191.0 million, of which $172.2 million, or 90.2%, were one- to four-family residential real estate mortgage loans, $12.8 million, or 6.7%, were home equity loans, $5.1 million, or 2.7%, were consumer loans, and $3.7 million, or 1.9%, were commercial real estate loans.

         The Bank also invests in mortgage-backed securities including pass-through certificates and, to a much lesser extent, collateralized mortgage obligations ("CMOs"). At June 30, 1998, mortgage-backed securities totaled $16.5 million, or 5.5%, of total assets. At June 30, 1998, 46.2% of the Bank's mortgage-backed securities were secured by adjustable rate mortgage ("ARM") loans, and 13.0% were secured by loans with terms of less than five years. Pass-through certificates totaled $14.6 million, or 88.7%, of the Bank's total mortgage-backed securities portfolio at June 30, 1998. All of the Bank's pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae ("GNMA"), or Fannie Mae ("FNMA"). CMOs totaled $1.8 million, or 10.7%, of the Bank's total mortgage-backed securities portfolio on June 30, 1998, all of which were backed by federal agency collateral. The Bank's policy is to hold mortgage-backed securities to maturity.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                                                    At June 30,
                                 ---------------------------------------------------------------------------------------------------
                                       1998                1997                  1996                1995                1994
                                 ----------------    -----------------    ----------------    -----------------    -----------------
                                 Amount   Percent    Amount    Percent    Amount   Percent    Amount    Percent    Amount    Percent
                                 ------   -------    ------    -------    ------   -------    ------    -------    -------   -------
                                                                      (Dollars in Thousands)
Real estate loans:
  One- to four-family
   residential and construction $172,152     90.1%   $155,233     88.8%  $137,700   90.1%    $ 127,511    90.4%   $ 131,751    92.0%
  Home equity..................   12,769      6.7      13,024      7.4     11,692    7.7        10,108     7.2       10,055     7.0
  Commercial...................    3,738      2.0       3,763      2.2      1,548    1.0         1,494     1.0        1,672     1.2
                                 -------   ------     -------   ------  ---------  -----     ---------   -----    ---------  ------
    Total real estate loans....  188,659     98.8     172,020     98.4    150,940   98.8       139,113    98.6      143,478   100.2
Consumer loans.................    5,072      2.7       5,069      2.9      3,295    2.2         2,324     1.6          773      .5
Accrued interest receivable....      784       .4         783       .4        679     .4           616      .4          620      .4
                                 -------   ------     -------   ------  ---------  -----     ---------   -----    ---------  ------
    Total loans receivable.....  194,515    101.9     177,872    101.7    154,914  101.4       142,053   100.6      144,871   101.1

Less:
 Undisbursed portion of
  loans in process.............    2,025     (1.1)      1,668     (1.0)     1,196    (.8)          121     (.1)         625     (.4)
 Unearned loan fees............      802      (.4)        790      (.4)       588    (.4)          498     (.3)         677     (.5)
 Allowance for loan losses.....      722      (.4)        536      (.3)       375    (.2)          341     (.2)         318     (.2)
                                 -------   ------      ------   ------  ---------  -----      --------   -----     --------  ------
    Total loans receivable, net $190,966    100.0%   $174,878    100.0%  $152,755  100.0%     $141,093   100.0%    $143,251   100.0%
                                 =======    =====     =======    =====   ========  =====      ========   =====     ========  ======

Mortgage-backed securities..... $ 16,514             $ 22,294            $ 29,095             $ 34,957             $ 38,149
                                 =======              =======            ========             ========             ========

         Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth the maturity or period of repricing of the Bank's loan and mortgage-backed securities portfolio at June 30, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due.

                                                                                          Beyond
                                     Within      1-3        3-5      5-10       10-20       20
                                     1 Year     Years      Years     Years      Years      Years      Total
                                     ------     -----      -----     -----      -----      -----      -----
                                                                  (In Thousands)
Real estate loans:
 One- to four-family residential
  and construction .............   $  5,526   $  5,136   $ 13,606   $ 38,821   $ 62,395   $ 46,668   $172,152
 Home equity ...................      8,516        365        622      3,208         58         --     12,769
 Commercial ....................      2,500      1,238         --         --         --         --      3,738
Consumer loans .................        522      1,345      3,071        134         --         --      5,072
Accrued interest receivable ....        784         --         --         --         --         --        784
                                   --------   --------   --------   --------   --------   --------   --------
     Total loans ...............     17,848      8,084     17,299     42,163     62,453     46,668    194,515
                                   --------   --------   --------   --------   --------   --------   --------
Mortgage-backed securities(1) ..     10,612        421        584      3,134        569      1,234     16,554
                                   --------   --------   --------   --------   --------   --------   --------
 Total loans and
  mortgage-backed securities ...   $ 28,460   $  8,505   $ 17,883   $ 45,297   $ 63,022   $ 47,902   $211,069
                                   ========   ========   ========   ========   ========   ========   ========

-------------

(1)  Does not include discounts and premiums.


         Fixed- and Adjustable-Rate Loan and Mortgage-Backed Securities Schedule. The following table sets forth at June 30, 1998, the dollar amount of fixed rate loans and mortgage-backed securities that mature after June 30, 1999, and all adjustable rate loans and mortgage-backed securities that mature or reprice after June 30, 1999.

                                               Fixed      Adjustable      Total
                                               -----      ----------      -----
                                                        (In Thousands)
Real estate loans:
  One- to four-family residential
    and construction ....................     $153,736     $ 12,890     $166,626
  Home equity ...........................        4,253           --        4,253
  Commercial ............................           --        1,238        1,238
  Consumer loans ........................        4,550           --        4,550
                                              --------     --------     --------
    Total ...............................     $162,539     $ 14,128     $176,667
                                              ========     ========     ========
Mortgage-backed securities ..............     $  5,942     $     --     $  5,942
                                              ========     ========     ========


          One- to Four-Family Residential and Construction Real Estate Loans. The Bank's primary lending activity currently consists of the origination of fixed rate one- to four-family owner-occupied residential mortgage loans, virtually all of which are collateralized by properties located in the Bank's market area. The Bank also originates fixed/adjustable first mortgage loans, which have fixed rates for the first five or seven years, then adjust annually thereafter. The Bank also originates one- to four-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed nine months. The Bank is a portfolio lender. It has not sold loans in the secondary mortgage market; however, it may conduct limited secondary market sales in the future. t One- to four-family loans are underwritten and originated according to policies approved by the board of directors.


         The Bank currently offers fixed rate one- to four-family residential mortgage loans with terms ranging from 5 to 30 years. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Bank's one- to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Bank's mortgage loans has decreased significantly due to unprecedented volume of refinancing activity. Accordingly, estimates of the average length of one- to four-family loans that remain outstanding cannot be made with any degree of accuracy.

         Originations of fixed rate mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Bank's interest rate risk position, and loan products offered by the Bank's competitors. The Bank's fixed rate mortgage loans amortize on a monthly basis with principal and interest due each month. To make the Bank's loan portfolio more interest rate sensitive, the Bank currently emphasizes the origination of fixed rate loans with terms of 15 years or less and fixed/adjustable rate loans.

         The Bank's one-to-four family residential first mortgage loans customarily include due-on-sale clauses, which provides the Bank with the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed rate mortgage loan portfolio, and the Bank has generally exercised its rights under these clauses.

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Bank's lending policies limit the maximum loan-to-value ratio on fixed rate loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan.

         The Bank makes one-to-four family real estate loans with loan-to-value ratios of up to 95%; however, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 95%, the Bank requires the first 20% of the loan amount to be covered by private mortgage insurance. The Bank requires fire and casualty insurance, as well as a title policy, on all properties securing real estate loans made by the Bank.

         Commercial Real Estate Loans. The Bank originates commercial real estate loans on a limited basis. At June 30, 1998, the Bank had two such loans which represented 2.0% of the Bank's loan portfolio. The Bank generally does not solicit such loans, and originates such loans selectively and on a case-by-case basis. Because of the increased credit risk associated with such loans and the low level of demand for such loans in the Bank's primary market area, the Bank does not expect commercial real estate lending to constitute a significant part of loan originations in the foreseeable future. At June 30, 1998, the Bank's commercial real estate loan portfolio totaled $3.7 million. The largest loan at June 30, 1998 was a $2.5 million, 18 month loan on a PUD property which is planned to be developed into a retirement facility.

         Home Equity Loans. The Bank also originates variable and fixed rate home equity loans. As of June 30, 1998, variable rate home equity loans totaled $8.5 million, or 4.4%, of the Bank's total loan portfolio. The interest rates of the Bank's variable rate home equity loans adjust based on the prime interest rate and are generally for terms of up to 15 years. At June 30, 1998, fixed rate home equity loans totaled $4.3 million. The Bank's home equity loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 75% or less.

         Consumer Loans. To a much lesser extent, the Bank also originates consumer loans collateralized by automobiles, mobile homes, boats, recreational vehicles, deposit accounts and other personal property. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles.

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as mortgage brokers, real estate agent referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Bank appraises the real estate intended to collateralize the proposed loan. An underwriter in the Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Bank's written loan policies, all loans are approved by the board of directors, which meets weekly. After the loan is approved, a loan commitment letter is promptly issued to the borrower.

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, 90-day periods in the case of loans to purchase existing real estate, and 120-day periods for construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Title insurance, based on a title search of the property, is required on all loans secured by real property. At June 30, 1998, the Bank had outstanding loan commitments of $1.0 million. This amount does not include $15.2 million of undisbursed lines of credit on home equity loans, and the unfunded portion of loans in process.

         Origination, Purchase and Sale of Loans. The table below shows the Bank's originations of loans for the periods indicated.


                                               1998         1997         1996
                                               ----         ----         ----
                                                      (In Thousands)
Loans receivable at beginning of period .   $ 175,422    $ 153,039    $ 141,316
Originations:
 Real estate:
  One- to four-family residential .......      41,205       35,919       32,514
   Home equity (1) ......................       7,571        7,657       10,355
   Commercial ...........................          --        2,500          100
 Consumer passbook loans (2) ............          81          (39)          14
 Consumer loans, other ..................       1,785        2,699        1,892
                                            ---------    ---------    ---------
    Total originations ..................      50,642       48,736       44,875
                                            ---------    ---------    ---------
 Transfer of mortgage loans
  to foreclosed real estate .............          --           --           --
Repayments ..............................     (34,353)     (26,364)     (33,152)
Loan charge-off/transfer provision ......          (5)          11           --
                                            ---------    ---------    ---------
Net loan activity .......................      16,284       22,383       11,723
                                            ---------    ---------    ---------
    Total loans receivable at
     end of period ......................   $ 191,706    $ 175,422    $ 153,039
                                            =========    =========    =========

--------
(1)  Includes disbursements from existing home equity loans.
(2)  Represents net changes in ending balances.

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment of the related loan. At June 30, 1998, the Bank had $802,000 of deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, the Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges and late charges. The Bank recognized fees and service charges of $137,000, $130,000 and $116,000, for the fiscal years ended June 30, 1998, 1997, and 1996, respectively.

Mortgage-Backed Securities

         A significant part of the Bank's business involves investments in mortgage-backed securities, all of which are issued or guaranteed by the United States Government or an agency thereof. At June 30, 1998, all of the Bank's mortgage-backed securities were insured or guaranteed by a United States Government agency or sponsored corporation. The Bank's mortgage-backed securities portfolio includes primarily pass-through certificates and, to a lesser extent, CMOs. The Bank invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

         The Bank's pass-through certificates represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interest in the form of securities, to investors such as the Bank. Such quasi-governmental agencies that guarantee the payment of principal and interest to investors, include Freddie Mac, GNMA, or the FNMA. Pass-through certificates typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates and maturities that are within a specified range. The underlying pool of mortgages can be composed of either fixed rate mortgage loans or ARM loans. The interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, are passed on to the certificate holder.

         CMOs are securities created by segregating or partitioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flow from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. CMOs are typically issued by a special-purpose entity (the "issuer") that may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. Accordingly, a CMO instrument may be purchased in equity form (e.g., trust interests, stock and partnership interests) or non-equity form (e.g., participating debt securities). All of the Bank's CMOs are non-equity interests. CMOs are collateralized by mortgage loans or mortgage-backed securities that are transferred to the CMO trust or pool by a sponsor. The issuey is structured so that collections from the underlying collateral provide a cash flow to make principal and interest payments on the obligations, or "tranches," of the issuer.

         Set forth below is information relating to the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.

                                                  Years Ended June 30,
                                        ----------------------------------------
                                          1998           1997            1996
                                          ----           ----            ----
                                                    (In Thousands)
Mortgage-backed securities at
 beginning of period ..............     $  22,294      $  29,095        434,957
Purchases .........................            --             --             --
Repayments ........................        (5,769)        (6,791)        (5,878)
Other  (1) ........................           (11)           (10)            16
                                        ---------      ---------      ---------
Mortgage-backed securities at
 end of period ....................     $  16,514      $  22,294      $  29,095
                                        =========      =========      =========
------------
(1)  Includes discount (premium) amortization and accrued interest receivable.

         The  following   table  sets  forth   selected  data  relating  to  the
composition of the Bank's mortgage-backed securities as of the dates indicated.

                                                                         At June 30,
                                        ----------------------------------------------------------
                                              1998                 1997                1996
                                        ----------------    ------------------    ----------------
                                        Amount   Percent    Amount     Percent    Amount   Percent
                                        ------   -------    ------     -------    ------   -------
                                                                  (Dollars in Thousands)
Pass-through certificates:
 Adjustable ........................   $ 7,624      46.2%   $ 9,970      44.7%   $11,704      40.2%
 Fixed .............................     7,068      42.8     10,375      46.6     15,431      53.0
                                       -------     -----    -------     -----    -------     -----
     Total pass-through certificates    14,692      89.0     20,345      91.3     27,135      93.2
                                       -------     -----    -------     -----    -------     -----
CMOs:
 Adjustable ........................     1,759      10.7      1,876       8.4      1,876       6.5
                                       -------     -----    -------     -----    -------     -----
     Total CMOs ....................     1,759      10.7      1,876       8.4      1,876       6.5
                                       -------     -----    -------     -----    -------     -----
 Other(1) ..........................        63       0.3         73       0.3         84        .3
                                       -------     -----    -------     -----    -------     -----
    Total mortgage-backed securities   $16,514     100.0%   $22,294     100.0%   $29,095     100.0%
                                       =======     =====    =======     =====    =======     =====

---------
(1)  Includes discount (premium) amortization and accrued interest receivable.


         At June 30, 1998, mortgage-backed securities totaled $16.5 million, or 5.5%, of total assets. ARM loans collateralized 46.2% of the Bank's mortgage-backed securities portfolio, and loans with terms of less than five years collateralized 13.0% of the Bank's mortgage-backed securities portfolio. Pass-through certificates totaled $14.6 million, or 88.7%, of the Bank's total mortgage-backed securities portfolio at June 30, 1998. All of the Bank's pass-through certificates are insured or guaranteed by the Freddie Mac, the GNMA, or the FNMA. CMOs totaled $1.8 million, or 10.7%, of the Bank's total mortgage-backed securities portfolio on that same date, all of which were backed by federal agency collateral. At June 30, 1998, all the Bank's mortgage-backed securities were held for investment. At June 30, 1998, the Bank's mortgage-backed securities portfolio had a fair market value of $16.9 million.

         Effective February 1992, the Office of Thrift Supervision ("OTS") adopted Thrift Bulletin 52 ("TB 52"). Among other things, TB 52 sets forth certain guidelines with respect to depository institutions' investment in certain "high risk mortgage securities." "High-risk mortgage securities" are defined as any mortgage derivative product that at the time of purchase, or at any subsequent date, meets any of three tests that are set forth in TB 52. High-risk mortgage securities may be purchased only in limited circumstances, and if held in a portfolio, must be reported as trading assets at market value, or as available-for-sale assets at the lower of cost or market value. Mortgage securities that were not high risk securities when originally acquired that subsequently became high risk may be reported as held to maturity. In certain circumstances, OTS examiners may seek the orderly divestiture of high-risk mortgage securities, in which case the securities must be reported as available for sale. As of June 30, 1998, the Bank did not hold any "high-risk mortgage securities" in its portfolio.

Delinquencies and Classified Assets

         Delinquencies. The Bank's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge. If delinquency continues, on the first day of the second month, a delinquent notice is mailed along with a letter advising that the mortgagors are in violation of the terms of their mortgage contract. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. The Bank's attorney has been authorized by the Board of Directors to send a letter on the first day of the third month advising of pending legal action. This letter grants mortgagors an additional 15 days to bring the account to date prior to start of any legal action. If not paid, foreclosure proceedings are initiated.

         It is sometimes necessary and desirable to arrange special repayment schedules with mortgagors to prevent foreclosure or filing for bankruptcy. The mortgagors are required to submit a written repayment schedule which is closely monitored for compliance. Under these terms, the account is brought to date, usually within a few months.

         Nonperforming Assets. Loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans are placed on nonaccrual status generally when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is deemed REO until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At June 30, 1993, the Bank held $116,000 of REO, which was sold during the three months ended September 30, 1993. This was the only REO held by the Bank in the past several years.

         Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more, real estate owned by the Bank and other nonperforming assets at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15. At June 30, 1998, the Bank had two loans on nonaccrual status, totaling $2.5 million. The increase in delinquent loans was due to a $2.5 million commercial loan that became nonperforming during the fiscal year ended June 30, 1998. The nonperforming loan matured in June 1998. In August 1998, the borrower paid all interest due on the loan through October 31, 1998, although the principal was not repaid and the loan continued to be in default. The borrower has informed the Bank that it has received a lender's commitment to refinance the loan, although there can be no assurance that such refinancing will be obtained. Management also obtained an appraisal in August 1998, and based in part on such appraisal, management believes the Bank will not incur a material loss on this loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Provision for Losses."

                                                                        At June 30,
                                                 -----------------------------------------------------
                                                   1998      1997         1996       1995         1994
                                                   ----      ----         ----       ----         ----
                                                                (Dollars in Thousands)
Delinquent loans:
    One- to four-family residential.........     $    19     $   88      $  100      $ 104       $  20
    Consumer loans..........................          --         --          --          7          --
    Commercial loans........................       2,500         --          --         --          --
                                                 -------     ------      ------      -----       -----
        Total delinquent loans..............     $ 2,519     $   88      $  100      $ 111       $  20
                                                 =======     ======      ======      =====       =====
Total real estate owned (1).................          --         --      $   --      $  --       $  --
 Other nonperforming assets.................          --         --          90        150          --
                                                 -------     ------      ------      -----       -----
        Total nonperforming assets..........          --         --      $   90      $ 150       $  --
                                                 =======     ======      ======      =====       =====
Total loans delinquent 90 days or more to
    net loans receivable....................        1.32%       .05%        .07%       .08%        .01%
Total loans delinquent 90 days or more to
    total assets............................         .83%       .03%        .04%       .04%         --%
Total nonperforming loans and nonperforming
    assets to total assets..................         .83%       .03%        .07%       .10%         --%

--------

(1) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property was recorded at the lower of its fair value or the principal balance of the related loan.

         During the year ended June 30, 1998, gross interest income of approximately $281,000 would have been recorded on nonperforming and restructured loans, under their original terms, if the loans had been current throughout the period. $211,000 was actually recorded on these assets during the year ended June 30, 1998.

         The following table sets forth information with respect to loans delinquent 60-89 days and 90 days or more in the Bank's portfolio at the dates indicated.

                                                           At June 30,
                                                  ------------------------------
                                                   1998        1997        1996
                                                   ----        ----        ----
                                                          (In Thousands)
Loans delinquent 60-89 days ................      $  169      $   32      $   14
                                                                          ------
Loans delinquent 90 days or more ...........      $2,519          88         102
                                                  ------      ------      ------
  Total delinquent 60 days or more .........      $2,688      $  120      $  116
                                                  ======      ======      ======


         The following table sets forth information with respect to the Bank's delinquent loans and other problem assets at June 30, 1998.

                                                     At June 30, 1998
                                                   ---------------------
                                                   Balance        Number
                                                   -------        ------
                                                      (In Thousands)
Residential real estate:
  Loans 60 to 89 days delinquent ..................$  169           1
  Loans 90 days or more delinquent ................    19           1
Commercial real estate:
  Loans 60 to 89 days delinquent ..................    --          --
  Loans 90 days or more delinquent ................ 2,500           1
Consumer loans 90 days or more delinquent .........    --          --
Foreclosed real estate and repossessions ..........    --          --
Other nonperforming assets ........................    --          --
Restructured loans within the meaning of
 Statement of Financial Accounting
 Standards No. 15 (not included in other
 nonperforming categories above) ..................    --          --
Loans to facilitate sale of real
 estate owned .....................................    --          --


         Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At June 30, 1998, the Bank had 1 loan totaling $169,000 classified as special mention, secured by one-to four family residence.

         The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                                    At June 30,
                                       -----------------------------------
                                          1998           1997         1996
                                                  (In Thousands)
Substandard assets (1) ............    $   2,519      $       --      $90
Doubtful assets ...................           --              --       --
Loss assets .......................           --              --       --
                                       ---------      ----------      ---
   Total classified assets ........    $   2,519      $       --      $90
                                       =========      ==========      ===
--------------
(1)  Includes REO and other nonperforming assets.


         Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectability of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended June 30, 1998, 1997 and 1996, the Bank added $192,000, $151,000 and $34,000, respectively, to the provision for loan losses. The Bank's allowance for loan losses totaled $723,000, $536,000 and $375,000, at June 30, 1998, 1997, and 1996, respectively.

         Management believes that the allowances for losses on loans and investments in real estate are adequate. While management uses available information to recognize losses on loans and investments in real estate, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and investments in real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated. Of the total allowance for loan losses, 35.2% has been allocated to one- to four- family residential real estate loans.

                                                                         At June 30,
                                                -------------------------------------------------------------
                                                1998          1997          1996          1995        1994
                                                ----          ----          ----          ----        ----
                                                                    (Dollars in Thousands)
Total loans outstanding ...................   $ 190,966     $ 174,878     $ 152,755    $ 141,093    $ 143,252
Average loans outstanding .................     182,882       164,321       143,126      143,829      140,624
Allowance balances (at beginning of period)         536           375           341          317          254
Provision for losses on real estate loans .         192           151            34           24           63
Transfer from provision for other assets ..          --            30            --           --           --
Charge-offs ...............................          (5)          (20)           --           --           --
                                              ---------     ---------     ---------    ---------    ---------
Allowance balance (at end
 of period) ...............................   $     723     $     536     $     375    $     341    $     317
                                              =========     =========     =========    =========    =========
Allowance for loan losses as a
 percentage of net loans receivable
 at end of period .........................         .38%          .31%          .25%         .24%         .22%


Investment Activities

         The Bank's investment portfolio comprises investment securities, securities purchased under agreements to resell, secured short-term loans to commercial banks, Federal Home Loan Bank stock, and interest-earning deposits in other institutions. The Bank has no investments in corporate or unrated securities. At June 30, 1998, $44.0 million, or 51.0%, of the Bank's investment portfolio was scheduled to mature in one year or less, $3.8 million, or 4.4%, was scheduled to mature in from one to five years, and $38.4 million was scheduled to mature in over five years.

         The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. See "Regulation--Federal Regulation of Savings Institutions--Liquidity." The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Management believes that the higher levels are prudent because of the possibility that interest rates may increase. By maintaining high levels of liquidity, the Bank is able to reinvest its assets more quickly in response to changes in market interest rates, thereby reducing its exposure to interest rate volatility. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. Currently, due to lower demand for loans, the Bank's liquidity levels are higher than they have been in recent periods.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                                             At June 30,
                                                     ---------------------------
                                                      1998      1997      1996
                                                      ----      ----      ----
                                                             (In Thousands)
Investment securities:
  U.S. Government and agency obligations .........   $49,393   $45,499   $57,269
  Freddie Mac preferred stock ....................     1,456     2,384     3,205
                                                     -------   -------   -------
    Total investment securities ..................   $58,725   $51,777   $48,704
Securities purchased under agreements
  to resell ......................................        --     5,518     2,467
Short-term investments/money market
  accounts .......................................     4,777     2,722        --
Secured short-term loans to commercial
   banks(1) ......................................    18,405     9,736    11,360
FHLB stock .......................................     2,377     2,377     2,377
Interest-earning deposits in other institutions ..    11,906    11,172    10,450
                                                     -------   -------   -------
    Total investments ............................   $86,169   $83,302   $85,379
                                                     =======   =======   =======

----------
(1)  Includes Federal Funds sold and other deposits.

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Bank's investment portfolio at June 30, 1998.

                                                      At June 30, 1998
                            ----------------------------------------------------------------------------------------
                              One Year or Less     One to Five Years      Five to Ten Years     More than Ten Years
                            -------------------   -------------------   --------------------   --------------------
                                     Annualized            Annualized             Annualized             Annualized
                                      Weighted              Weighted               Weighted               Weighted
                            Carrying   Average    Carrying   Average    Carrying    Average    Carrying    Average
                             Value     Yield       Value      Yield      Value       Yield      Value       Yield
                             -----     -----       -----      -----      -----       -----      -----       -----
                                                    (Dollars in Thousands)
Investment securities:
 U.S. Government
  agency securities ....... $ 2,809     5.35%     $ 2,800      5.84%     $ 7,882      6.90%     $30,511      7.10%
 U.S. Government
  treasury securities .....     497     5.37        1,000      7.50           --        --           --        --
 Freddie Mac preferred
  stock ...................   3,205     0.01           --        --           --        --           --        --
                            -------   ------      -------   -------      -------   -------      -------   -------
    Total investment
     securities............ $ 6,511     2.10%     $ 3,800      6.28%     $ 7,882      6.90%     $30,511      7.10%
Securities purchased
 under agreements to
 resell ...................      --       --           --        --           --        --           --        --
Short-term investments/
money market accounts .....   4,777     6.16           --        --           --        --           --        --
Secured short-term
 loans to commercial
 banks ....................  18,405     5.76           --        --           --        --           --        --
FHLB stock ................   2,377     7.31           --        --           --        --           --        --
Interest earning
 deposits in other
 institutions .............  11,906     5.80           --        --           --        --           --        --
                            -------   ------      -------   -------      -------   -------      -------   -------
   Total investments ...... $43,976     5.36%     $ 3,800      6.28%     $ 7,882      6.90%     $30,511      7.10%
                            =======   ======      =======   =======      =======   =======      =======   =======


                                  At June 30, 1998
                            ---------------------------
                                      Total
                            ---------------------------
                                            Annualized
                                             Weighted
                            Carrying  Market  Average
                             Value    Value    Yield
                             -----    -----    -----
                              (Dollars in Thousands)
Investment securities:
 U.S. Government
  agency securities ....... $44,002   $43,914   6.87%
 U.S. Government
  treasury securities .....   1,497     1,497   6.79
 Freddie Mac preferred
  stock ...................   3,205     3,205   0.01
                            -------   -------   ----
    Total investment
     securities............ $48,704   $48,616   6.42%
Securities purchased
 under agreements to
 resell ...................      --        --     --
Short-term investments/
money market accounts .....   4,777     4,777   6.16
Secured short-term
 loans to commercial
 banks ....................  18,405    18,405   5.76
FHLB stock ................   2,377     2,377   7.31
Interest earning
 deposits in other
 institutions .............  11,906    11,906   5.80
                            -------   -------   ----
   Total investments ...... $86,169   $86,081   6.20%
                            =======   =======   ====

Sources of Funds

         General. The Bank's deposit-gathering activities are currently conducted from the Bank's facility in Arbutus, Maryland. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization and prepayment of loans and mortgage-backed securities, n the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. Historically, the Bank has maintained a high level of liquidity, and only rarely uses borrowed funds.

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook and statement savings accounts, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Bank must pay is not established by regulatory authority. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Bank has sought to decrease the risk associated with changes in interest rates by offering competitive rates on deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit. The Bank does not obtain funds through brokers, through a solicitation of funds outside its market area, nor by offering negotiated rates on certificates of deposit in excess of $100,000.

         Savings Portfolio. Savings in the Bank as of June 30, 1998 were represented by the various types of deposit programs described below.


  Weighted                                                                                                  Percentage
   Average                                                                  Minimum                          of Total
Interest Rate        Minimum Term        Checking and Savings Deposits       Amount        Balances           Savings
-------------        ------------        -----------------------------      --------      ----------          --------
                                                                                        (In Thousands)
      --%                None             Noninterest-bearing demand        $   500        $   550           0.22%
    2.04                 None             NOW Accounts                          300          5,738           2.34
    3.35                 None             Passbooks and Statement Savings        50         18,213           7.43
    4.77                 None             Money Market Accounts                 100         63,792          26.01
    3.33                 None             Anniversary Bonus Account             100          5,107           2.08
    3.35                 None             Club Accounts                           5            139           0.06

                                         Certificates of Deposit
                                         -----------------------------
    4.25            3 months              Fixed term, fixed rate              1,000            365           0.15
    5.22            6 months              Fixed term, fixed rate              1,000          6,304           2.56
    5.42            12 months             Fixed term, fixed rate              1,000         22,493           9.17
    5.45            13 months             Fixed term, fixed rate             10,000            976           0.40
    5.56            18 months             Fixed term, fixed rate              1,000          9,195           3.75
    5.54            24 months             Fixed term, fixed rate              1,000         20,211           8.24
    5.70            36 months             Fixed term, fixed rate              1,000         18,220           7.43
    6.04            48 months             Fixed term, fixed rate              1,000          1,073           0.44
    6.35            60 months             Fixed term, fixed rate              1,000         21,725           8.86
    5.59            Various (15-20)       Fixed term, fixed rate              5,000         41,498          16.92
    5.51            Various (14-25)       Fixed term, variable rate           1,000          9,307           3.79
    7.50            Various ( 3-60)       Fixed term, fixed rate             90,000            364           0.15
                                                                                           -------         ------
                                                                                          $245,270         100.00%
                                                                                           =======         ======

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                                                           At June 30,
                        ------------------------------------------------------------------------------------------------------------
                                     1998                        1997                              1996                 1995
                        -----------------------------  ----------------------------  ---------------------------- ------------------
                        Balance  Percent(1) Change(2)  Balance Percent(1) Change(2)  Balance Percent(1) Change(2) Balance Percent(1)
                        -------  ---------  ---------  ------- ---------  ---------  ------- ---------- --------- ------- ----------
                                                                      (Dollars in Thousands)
Anniversary bonus
 account...............$  5,107     2.08%   $(1,384) $  6,491   2.79%    $(1,289)  $  7,780     3.5%    $(4,800) $ 12,580     6.0%
NOW and demand accounts   6,288     2.56      1,173     5,115    2.20        892      4,223     1.9         958     3,265     1.5
Passbooks, statements
 and clubs.............  18,352     7.49       (506)   18,858    8.11        436     18,422     8.3      (1,027)   19,449     9.2
Money market deposit
 accounts..............  63,792    26.01    (11,231)   75,023   32.26      6,936     68,087    30.6       6,106    61,981    29.3

Time deposits that
 mature:
    within 12 months...  91,166    37.17     14,544    76,622   32.94      6,505     70,117    31.6      (1,131)   71,248    33.7
    within 13-36 months  54,413    22.18     10,589    43,824   18.84      2,716     41,108    18.5       9,275    31,833    15.1
    beyond 36 months...   6,152     2.51       (505)    6,657    2.86     (5,752)    12,409     5.6       1,351    11,058     5.2
                       --------  -------    -------  --------  ------    -------   --------  ------     -------  --------  ------
        Total deposits.$245,270    100.0%   $12,680  $232,590   100.0%   $10,444   $222,146   100.0%    $10,732  $211,414   100.0%
                       ========  =======    =======  ========  ======    =======   ========  ======     =======  ========   ======


--------
(1)  Represents percentage of total deposits.
(2)  Represents increase (decrease) in balance from end of prior period.

         Time Deposit Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated:

                                                    At June 30,
                                      ------------------------------------------
                                       1998              1997             1996
                                       ----              ----             ----
                                                     (In Thousands)
     Rate
     ----
4.00 - 5.99% ................         $132,687         $ 96,982         $ 75,296
6.00 - 7.99% ................           19,044           30,121           48,338
                                      --------         --------         --------
                                      $151,731         $127,103         $123,634
                                      ========         ========         ========

         Time Deposit Maturities. The following table sets forth the amount and maturities of time deposit at June 30, 1998.

                                           Amount Due
                   -------------------------------------------------------------
                   Less Than1-2     2-3        After
                    One Year       Years       Years      3 Years       Total
                    --------       -----       -----      -------       -----
                                            (In Thousands)
4.00 - 5.99%......  $84,424      $35,056     $  7,155     $ 6,052     $132,687
6.00 - 7.99%......     6,742        9,310       2,892         100       19,044
                    --------     --------    --------     -------     --------
                    $ 91,166     $ 44,366    $ 10,047     $ 6,152     $151,731
                    ========     ========    ========     =======     ========

         Large Certificates of Deposit Maturities. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 1998. This amount does not include other savings account deposits of $100,000 or more, which totaled approximately $22.0 million at June 30, 1998.

                                                                Certificates
         Maturity Period                                         of Deposit
         ---------------                                         ----------
                                                                (In Thousands)
         Three months or less..............................       $ 2,916
         Three through six months..........................         2,864
         Six through twelve months.........................        10,634
         Over twelve months................................        10,243
                                                                  -------
              Total........................................       $26,657
                                                                  =======

         Change in Deposits. The following table sets forth changes in total deposits of the Bank for the periods indicated:

                                                    At June 30,
                                         --------------------------------------
                                           1998          1997            1996
                                           ----          ----            ----
                                                      (In Thousands)
        Rate
        ----
Balance at beginning of period .....     $ 232,590     $ 222,146      $ 211,414
                                                                      ---------
Net (withdrawals)/deposits .........           566        (1,105)          (424)
Interest credited ..................        12,114        11,549         11,156
                                                       ---------      ---------
  Ending balance ...................     $ 245,270     $ 232,590        222,146
                                         =========     ---------      ---------
Net increase (decrease)
  in deposits ......................     $  12,680     $  10,444      $  10,732
                                         =========     =========      =========


Borrowings

         Deposits are the Bank's primary source of funds. The Bank may also obtain funds from the FHLB and through reverse repurchase agreements. FHLB advances are collateralized by selected assets of the Bank. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. As part of the Reorganization, the Employee Stock Ownership Plan and Trust (ESOP) borrowed funds from an unrelated third party lender to finance the purchase of 144,000 shares of the Common Stock issued in the offering
(adjusted for the Bank's three-for-two stock split in the form of a stock dividend which was paid November 1997). The loan will be repaid principally from the Bank's contributions to the ESOP over a period of up to ten years. At June 30, 1998, the balance on the ESOP loan was $552,000 and was reported as an obligation of the Bank.

         Although the Bank has rarely done so, it may also sell securities under agreements to repurchase with selected dealers (reverse repurchase agreements) as a means of obtaining short-term funds as market conditions permit. In a reverse repurchase agreement, a fixed dollar amount of securities would be sold to a dealer under an agreement to repurchase the securities at a specific price within a specific period of time, typically not more than 180 days. Reverse repurchase agreements are treated as financings of the Bank and the obligations to repurchase securities sold are reflected as a liability of the Bank. The dollar amount of securities underlying the agreements remain an asset of the Bank. There were no securities sold under agreements to repurchase outstanding at June 30, 1998.

Competition

         As of June 30, 1998, the Bank was the fourth largest savings institution headquartered in the Bank's market area. The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, other savings associations, and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Bank expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing large banks and savings banks. Many such institutions have greater financial and marketing resources available to them than does the Bank. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. In recent years, additional strong competition has come from stock and bond dealers and brokers. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising.

Personnel

         As of June 30, 1998, the Bank had 25 full-time and 8 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

Regulation

         As a federally chartered SAIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of and owns stock in the FHLB of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company, the Mutual Holding Company and the Bank and their operations.

Federal Regulation of Savings Institutions

         Business Activities. The activities of savings institutions are governed by the Home Owners' Loan act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The federal banking statutes, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") (1) restrict the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, and (5) permit bank holding companies to acquire healthy savings institutions. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans to one borrower limit was $7.4 million at June 30, 1998. As of June 30, 1998, the Bank was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 1998, the Bank maintained 87.5% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Bank, that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal s supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         In addition, OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. It is the OTS' recent practice to review dividend waiver notices on a case-by-case basis, and, in general, not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings association (and the savings association's capital ratios adjusted accordingly) in evaluating any proposed dividend under OTS capital distribution regulations; and (v) in the event the mutual holding company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the mutual holding company.

         The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings institution may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition and would remain adequately capitalized (as defined by regulation) following the proposed distribution. Savings institutions that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. A savings institution will be considered in troubled condition if it has a CAMEL rating of 4 or 5, is subject to an enforcement action relating to its safety and soundness or financial viability or has been informed in writing by the OTS that it is in troubled condition. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended June 30, 1998 was 40.6%, which exceeded the then applicable requirements.

         Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's consolidated total assets, as reported in the institution's latest quarterly thrift financial report. Based on assets at June 30, 1998, the Bank has a semi-annual assessment of approximately $39,000.

         Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial non-compliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The CRA regulations were recently revised. The OTS assesses the CRA performance of a savings institution under lending, service and investment tests, and based on such assessment, will assign an institution in one of the four above-referenced ratings. The Bank received a "satisfactory" CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

         Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At June 30, 1998, the Bank was in compliance with the regulations.

         Enforcement.  Under  the  FDI  Act,  the OTS  has  primary  enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

         The federal banking agencies recently adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted final rules which require institutions to examine asset quality and earnings standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights ("PMSRs"). Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill) plus a specified amount of PMSRs. The OTS regulations also require that, in meeting the tangible ratio, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank, and unrealized gains (losses) on certain available for sale securities.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         At June 30, 1998, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of June 30, 1998.

                                                                                          To Be Well Capitalized
                                                                      For Capital         Under Prompt Corrective
                                              Actual               Adequacy Purposes         Action Provisions
                                        ------------------        ------------------        --------------------
                                        Amount    Ratio(1)        Amount    Ratio(1)        Amount      Ratio(1)
                                        ------    --------        ------    --------        ------      --------
As of June 30, 1998:
  Tier I core capital...............    $47,346    15.80%         $11,985      4.00%        $14,982        >5%
  Tier I risk-based capital.........     47,346    32.76            5,781      4.00           8,672        >6%
  Total risk-based capital..........     48,069    33.26           11,563      8.00          14,453       >10%

---------------
(1) Core capital is calculated on the basis of a percentage of total adjusted assets; risk-based capital levels are calculated on the basis of a percentage of risk-weighted assets.


Prompt Corrective Regulatory Action

         Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk- based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration  plan  must be  filed  with  the OTS  within  45 days of the date an institution  receives  notice  that  it  is  "undercapitalized,"  "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

         The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The minimum annual deposit insurance premiums are currently assessed at the rate of .065% of deposits for all SAIF-insured members. The FDIC, however, is authorized to raise premiums in certain circumstances related to fund losses and severe economic circumstances and has exercise this authority several times with respect to premium paid to the Bank Insurance Fund ("BIF") by commercial banks and BIF-member savings association.

         In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment amounted to $1.4 million (or $849,000 when adjusted for taxes), based on the Bank's deposits on March 31, 1995. In addition, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation are paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment was
1.29 basis points per $100 in BIF deposits and 6.1 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits).

         The legislation further provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. The Bank cannot determine whether, or in what form such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Bank or the Company.

         While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Bank, and BIF-insured institutions will continue until at least January 1, 1999. The Bank's SAIF premium for the fiscal year ended June 30, 1998 was $222,000.

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Atlanta stock, at June 30, 1998, of $2.4 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Over the past five years such dividends have averaged 6.84%, and were 7.31% for the fiscal year ended June 30, 1998.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of

$52.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

         General. The Company and the Mutual Holding Company are non-diversified savings and loan holding companies within the meaning of the HOLA, as amended. As such, the Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company and any non- savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

         Restrictions  Applicable  to  Mutual  Holding  Companies.  Pursuant  to
Section 10(o) of the HOLA and OTS regulations, a mutual holding company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company; one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;
(vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to
cease  any  non-  conforming   activities  and  divest  of  any   non-conforming
investments.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other that those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fun, the convenience and needs of the community and competitive factors.

         Restrictions Applicable to Federally-Chartered Stock Holding Companies he OTS recently adopted new regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. A stock holding company subsidiary of a mutual holding company is permitted to engage in activities that are permitted for its mutual holding company parent and to have the same indemnification and employment contract restrictions imposed that are on the mutual holding company parent.

Federal and State Taxation

         Federal Taxation. The Bank and the Company are subject to federal income taxation in the same manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company.

         In February 1992, the FASB issued SFAS 109 "Accounting for Income Taxes." The Company currently is accounting for income taxes in accordance with SFAS No. 109. The asset and liability method accounts for deferred income taxes by applying the enacted statutory rates in effect at the balance sheet date to differences between the book cost and the tax cost of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws. SFAS 109 was implemented by the Bank effective July 1, 1992.

         The Bank was audited by the Internal Revenue Service for the tax year ended June 30, 1995. There were no adjustments made as a result of that audit. The State of Maryland has not audited the Bank within the past five years. See Notes 1 and 9 to the Financial Statements.

         State Taxation. The State of Maryland generally imposes a franchise tax on thrift institutions computed at a rate of 7% of net earnings. For the purpose of the 7% franchise tax, net earnings are defined as the net income of the thrift institution as determined for federal corporate income tax purposes, plus
(i) interest income from obligations of the United States, of any state, including Maryland and of any county, municipal or public corporation authority, special district or political subdivision of any state, including Maryland, (ii) any profit realized from the sale or exchange of bonds issued by the State of Maryland or any of its political subdivisions, and (iii) any deduction for state income taxes.

Executive Officers of the Registrant

         Listed below is information, as of June 30, 1998, concerning the Registrant's executive officers. All of the executive officers have held the positions listed below since the time the registrant was organized in November 1997. In addition, all of the executive officers of the Registrant are officers of the Bank holding the same position as listed below. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

Name                   Age      Position
----                   ---      --------
John F. Amer           72       Chairman of the Board
Gordon E. Clark        56       President, Chief Executive Officer and Director
Marguerite F. Wolf     71       Vice Chairman and Director
Joan H. McCleary       64       Director and Secretary to the Board
Dale R. Douglas        56       Senior Vice President
Kathleen G. Trumpler   60       Treasurer


ITEM 2. Description of Property

         (a) The Company conducts its business through a single facility located in Arbutus, Baltimore County, Maryland. The facility opened and has been owned by the Bank since 1960. At June 30, 1998, the net book value of the Company's property and equipment was $851,000.

         (b) Investment Policies. For a description of the Company's policies (all of which may be changed without a vote of the Company's security holders) and the limitations on the percentage of assets which may be invested in any one investment, or type of investment with respect to: (1) investments in real estate or interests in real estate; (2) investments in real estate mortgages; and (3) securities of or interests in persons primarily engaged in real estate activities, reference is made hereunder to the information presented above under "Item 1. Description of Business."

         (c) Description of Real Estate and Operating Data. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at June 30, 1998.

ITEM 3. Legal Proceedings

         The Company is periodically involved in claims and lawsuits that are incident to the Company's business. At June 30, 1998, the Company was not involved in any such claim or lawsuit.

ITEM 4. Submission of Matters to a Vote of Security-Holders

         During the fourth quarter of the fiscal year covered by this report, the Registrant did not submit any matters to the vote of security holders.


                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

         The "Common Stock and Related Matters" and "Stockholder Information" sections of the Registrant's annual report to stockholders for the fiscal year ended June 30, 1998 (the "1998 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 1998 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 6. Management's Discussion and Analysis or Plan of Operations

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 1998 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 7. Financial Statements

         The material identified in Item 13(a)(1) hereof is incorporated herein by reference.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not Applicable


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The "Proposal I--Election of Directors" section of the Registrant's definitive proxy statement for its 1998 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference. In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Bank's executive officers.

ITEM 10. Executive Compensation

         The "Proposal I--Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

         The "Proposal I--Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions

         The "Proposal I--Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         ()(1) Financial Statements

         The following documents appear in sections of the Registrant's 1998 Annual Report to Stockholders under the same captions, and are incorporated herein by reference. No other sections of the 1998 Annual Report to Stockholders are incorporated herein by this reference.

           (i) Selected Financial and Other Data;

          (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations;

         (iii) Independent Auditors' Report;

          (iv) Statements of Financial Condition;

           (v) Statements of Income;

          (vi) Statements of Stockholders' Equity;

         (vii) Statements of Cash Flows; and

        (viii) Notes to Financial Statements.

         With the exception of the aforementioned sections, the Registrant's 1998 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-KSB, and no other sections of the 1998 Annual Report to Stockholders are incorporated herein by this reference.

         (a)(2) Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.

         (a)(3) Exhibits

                                                        Sequential Page
                                                       Reference to Prior       Number Where
                                                       Filing or Exhibit     Attached Exhibits
  Regulation S-K                                        Number Attached     Are Located in This
  Exhibit Number               Document                     Hereto         Form 10-KSB Report
  --------------               --------                     ------         ------------------
        3              Articles of Incorporation              *              Not Applicable

        3                       Bylaws                        *              Not Applicable

        4              Instruments defining the               *              Not Applicable
                      rights of security holders,
                         including debentures

        9               Voting trust agreement              None             Not Applicable

       10.1         Leeds Federal Savings Bank and           **              Not Applicable
                   Leeds Federal Bankshares, M.H.C.
                  1994 Recognition and Retention Plan

       10.2         Leeds Federal Savings Bank and           **              Not Applicable
                   Leeds Federal Bankshares, M.H.C.
                        1994 Stock Option Plan

       10.3           Employment Agreement with             10.3              Exhibit 10.3
                         Gordon E. Clark, Jr.

       11              Statement re: computation             Not             Not Applicable
                         of per share earnings            Required

       13              Form of Annual Report to              13                Exhibit 13
                           Security Holders

       16           Letter re: change in certifying         None             Not Applicable
                              accountants

       18           Letter re: change in accounting         None             Not Applicable
                              principles

       21             Subsidiaries of Registrant            None             Not Applicable

       22             Published report regarding            None             Not Applicable
                     matters submitted to vote of
                           security holders

                                                        Sequential Page
                                                       Reference to Prior       Number Where
                                                       Filing or Exhibit     Attached Exhibits
  Regulation S-K                                        Number Attached     Are Located in This
  Exhibit Number               Document                     Hereto         Form 10-KSB Report
  --------------               --------                     ------         ------------------
       28            Information from reports               None             Not Applicable
                       furnished to state
                      insurance regulatory
                          authorities

       99               Additional Exhibits                 None             Not Applicable

-------------

* Filed as exhibits to the Company's Registration Statement on Form S-8 (File No. 333-44899) filed with the SEC on January 26, 1998. All such previously filed documents are incorporated by reference in accordance with Item 601 of Regulation S-B.

** Filed as exhibits to the Company's Current Report Form 8-K (File No. 0-23645) filed with the SEC on January 21, 1998. All such previously filed documents are incorporated by reference in accordance with Item 601 of Regulation S-B.

    (b)  Reports on Form 8-K:

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LEEDS FEDERAL BANKSHARES, INC.


Date: September 25, 1998                     By: /s/ Gordon E. Clark
                                                 -------------------------------
                                                 Gordon E. Clark, President and
                                                 Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Gordon E. Clark                      By: /s/ Kathleen G. Trumpler
    ---------------------------------            -------------------------------
    Gordon E. Clark, President, Chief            Kathleen G. Trumpler, Treasurer
    Executive Officer and Director               (Principal Financial/Accounting
    Principal Executive Officer)                 Officer)

Date:  September 25, 1998                               Date: September 25, 1998



By: /s/ John F. Amer                        By:  /s/ Marguerite E. Wolf
    ---------------------------------            -------------------------------
    John F. Amer, Chairman                       Marguerite E. Wolf,
                                                 Vice Chairman


Date: September 25, 1998                                Date: September 25, 1998




By: /s/ Joan H. McCleary                    By:  /s/ Raymond J. Hartman
    ----------------------------------           -------------------------------
    Joan H. McCleary, Director                   Raymond J. Hartman, Director


Date: September 25, 1998                                Date: September 25, 1998



By: /s/ John F. Doyle
    ----------------------------------
    John F. Doyle, Director

Date: September 25, 1998