Form 10QSB
period 1998-09-30
LEEDS FEDERAL BANKSHARES
filed 1998-11-13
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                         Commission File Number 0-23645

                          LEEDS FEDERAL BANKSHARES, INC
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          UNITED STATES                                         52-2062351
          -------------                                         ----------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification Number)

               1101 Maiden Choice Lane, Baltimore, Maryland 21229
               --------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 410-242-1234
                                                    ------------


               --------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicated by a check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 5,195,597 shares of the Registrant's common stock outstanding as of September 30, 1998.

                          LEEDS FEDERAL BANKSHARES, INC

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Statements of Financial Condition as of
      September 30, 1998 (unaudited), and June 30, 1998 ..................    1

    Consolidated Statements of Income and Comprehensive Income (unaudited)
      for the three months ended September 30,1998 and 1997 ..............    2

    Consolidated Statements of Cash Flows (unaudited) for the three months
      ended September 30, 1998 and 1997 ..................................    3

    Notes to Consolidated Financial Statements (unaudited) ...............    4

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations ........................    6

PART II. OTHER INFORMATION ...............................................    9

PART I. FINANCIAL INFORMATION
-----------------------------

  Item 1. Financial Statements

                          LEEDS FEDERAL BANKSHARES,INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                        Sep 30,       June 30,
                                                          1998          1998
                                                      -----------     --------
                                                      (unaudited)
Assets
------
  Cash:
    On hand and due from banks ..................... $  1,423,801     1,769,493
    Interest-bearing deposits ......................   12,078,489    11,906,061
  Short term investments ...........................   16,549,328     4,776,681
  Secured short-term loans to commercial banks .....    7,389,723    18,405,234
  Investment securities, net (held to maturity) ....   40,577,377    40,669,525
  Investment securities, net (available for sale) ..    5,900,733     8,034,695
  Mortgage backed securities, net (held to maturity)   14,897,138    16,514,383
  Loans receivable, net ............................  194,884,975   190,965,595
  Investment in Federal Home Loan Bank of Atlanta
    stock, at cost .................................    2,377,200     2,377,200
  Property and equipment, net ......................      855,154       851,265
  Cash surrender value of life insurance ...........    6,205,613     6,132,929
  Prepaid expenses and other assets ................      331,223       333,630
                                                     ------------   -----------
                                                     $303,470,754   302,736,691
                                                     ------------   -----------
Liabilities and Stockholders' Equity
------------------------------------
  Savings accounts ................................. $248,892,114   245,269,602
  Borrowed funds-Employee Stock Ownership Plan .....      552,000       552,000
  Advance payments by borrowers for taxes, insurance
    and ground rents ...............................    1,193,096     5,006,020
  Federal and state income taxes:
    Currently payable ..............................      598,855       133,676
    Deferred .......................................    1,370,315     1,296,001
  Accrued expenses and other liabilities ...........    1,229,863     1,171,882
                                                     ------------   -----------
      Total Liabilities ............................  253,836,243   253,429,181
                                                     ------------   -----------
Stockholders' Equity:
  Common Stock $1 par value:
    20,000,000 shares authorized:
    issued and outstanding 5,195,597 shares ........    5,195,597     5,195,597
  Additional paid in capital .......................    9,298,133     9,258,917
  Employee stock ownership plan ....................     (462,745)     (487,891)
  Management recognition plan ......................       (4,851)      (11,907)
  Treasury stock, at cost, 70,939 and 39,205 shares    (1,319,050)     (772,430)
  Retained income, substantially restricted ........   34,833,518    34,162,743
  Accumulated other comprehensive income ...........    2,093,909     1,962,481
                                                     ------------   -----------
      Total Stockholders' Equity ...................   49,634,511    49,307,510
                                                     ------------   -----------
                                                     $303,470,754   302,736,691
                                                     ------------   -----------

See accompanying notes to consolidated financial statements

                          LEEDS FEDERAL BANKSHARES, INC
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)


                                                            Three Months Ended
                                                               September 30
                                                          ----------------------
                                                             1998        1997
                                                          ----------  ----------
Interest Income:
  First mortgage and other loans .......................  $3,703,894  $3,326,637
  Mortgage-backed securities ...........................     277,088     397,178
  Investment securities and short-term investments .....   1,285,630   1,305,982
                                                          ----------  ----------
    Total interest income ..............................   5,266,612   5,029,797
                                                          ----------  ----------
Interest expense:
  Savings accounts .....................................   3,185,659   2,973,703
  Other ................................................      12,223      14,735
                                                          ----------  ----------
    Total interest expense .............................   3,197,882   2,988,438
                                                          ----------  ----------
    Net interest income ................................   2,068,730   2,041,359

  Provision for loan losses ............................      29,306       2,840
                                                          ----------  ----------
    Net interest income after provision for loan losses    2,039,424   2,038,519
                                                          ----------  ----------
Noninterest income:
  Service fees and charges .............................      34,335      37,726
  Other ................................................      73,108      33,996
                                                          ----------  ----------
                                                             107,443      71,722
                                                          ----------  ----------
Noninterest expense:
  Compensation and employee benefits ...................     399,507     431,121
  Occupancy ............................................      53,896      49,565
  SAIF deposit insurance premiums ......................      56,713      55,154
  Advertising ..........................................      30,764      56,124
  Other ................................................     168,921     151,788
                                                          ----------  ----------
                                                             709,801     743,752
                                                          ----------  ----------
  Income before provision for income taxes .............   1,437,066   1,366,489

Provision for income taxes .............................     513,896     501,931
                                                          ----------  ----------
    Net Income .........................................     923,170     864,558
                                                          ----------  ----------
Changes in accumulated other comprehensive income:
  Unrealized gains on securities available for sale, net     131,428      36,293
                                                          ----------  ----------
    Comprehensive income ...............................  $1,054,598     900,851
                                                          ----------  ----------
Net income per share of common stock
  Basic ................................................       $ .18       $ .17
  Diluted ..............................................       $ .18       $ .17


See accompanying notes to consolidated financial statements

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1998 and 1997
                                   (unaudited)

                                                                    1998           1997
                                                                ------------    ----------                        ----
Cash flows from operating activities:
  Net Income
  Adjustments to reconcile net income to net cash provided by   $    923,170       864,558
    operating activities:
      Amortization of loan fees, premiums and discounts, net .       (24,512)      (11,660)
      Provision for loan losses ..............................        29,306         2,840
      Accretion of premiums(discounts) on investments
        securities and mortgage-backed securities, net .......           666        (3,274)
      Depreciation ...........................................        33,035        35,784
      Non-cash compensation under stock based benefit plans ..        71,418        81,249
      (Increase) decrease in accrued interest receiveable
        on securities and loans receiveable ..................       237,781       (59,231)
      Increase in income taxes currently payable .............       465,179       183,069
      Increase in accrued expenses and other liabilities .....        57,981        83,586
      Increase in unearned loan fees .........................        20,542        25,731
      (Increase) decrease in prepaid expenses and other assets         2,407       (58,004)
                                                                ------------    ----------
          Net cash provided by operating activities ..........     1,816,973     1,144,648
                                                                ------------    ----------
Cash flows from investing activities:
  Purchase of investment securities held to maturity .........   (17,187,441)   (1,784,506)
  Purchase of securities available for sale ..................             0      (975,000)
  Maturity of investment securities held to maturity .........    17,200,000     3,668,293
  Maturity of securities available for sale ..................     2,200,000             0
  Loan disbursements, net of repayments ......................    (3,955,160)   (3,789,205)
  Mortgage-backed securities held to maturity
    principal repayments .....................................     1,608,535     1,308,802
  Purchases of property and equipment ........................       (36,924)      (53,680)
  Investment in life insurance policies ......................       (72,684)      (33,666)
                                                                ------------    ----------
          Net cash used in investing activities ..............  $   (243,674)   (1,658,962)
                                                                ------------    ----------
Cash flows from financing activities:
  Net increase in savings accounts ...........................     3,622,512     1,118,197
  Decrease in advance payments by borrowers for taxes,
    insurance and ground rents ...............................    (3,812,924)   (3,705,739)
  Payment of dividends .......................................      (252,395)     (234,250)
  Purchase of treasury stock .................................      (546,620)            0
  Repayment of borrowed funds ................................             0       (24,000)
                                                                ------------    ----------
          Net cash used in financing activities ..............      (989,427)   (2,845,792)
                                                                ------------    ----------
Net increase (decrease) in cash and cash equivalents .........       583,872    (3,360,106)

Cash and cash equivalents at beginning of period .............    36,857,469    31,306,699
                                                                ------------    ----------
Cash and cash equivalents at end of period ...................  $ 37,441,341    27,946,593
                                                                ------------    ----------

See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


(1)  Basis of Presentation

     The consolidated financial statements include the accounts of Leeds Federal Bankshares, Inc. (the Company) and its wholly owned subsidiary, Leeds Federal Savings Bank. Leeds Investment Corporation (the Subsidiary), is a wholly owned subsidiary of Leeds Federal Savings Bank (collectively, the Bank). Adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position and results of operations have been recorded. The financial statements have been prepared using the accounting policies described in the June 30, 1998 Annual Financial Statements. The results of operations for the three months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the entire year.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.


(2)  Net Income per Share of Common Stock

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

                                             Three Months              Three Months
                                         Ended September 30,       Ended September 30,
                                                 1998                      1997
                                       -----------------------   -----------------------
                                          Basic       Diluted       Basic       Diluted
                                       ----------   ----------   ----------   ----------
Net Income ..........................  $  923,170   $  923,170   $  864,558   $  864,558
Dividends on unvested common stock ..      (2,016)        (933)      (3,658)      (1,765)
                                       ----------   ----------   ----------   ----------
Adjusted net income used in EPS
  calculations ......................  $  921,154   $  922,237   $  860,900   $  862,793
                                       ----------   ----------   ----------   ----------
Weighted average shares outstanding .   5,058,038    5,058,038    5,068,614    5,068,613

Dilutive securities:
  Options ...........................          --       79,895           --       76,949
  Unvested common stock awards ......          --        7,739           --       14,906
                                       ----------   ----------   ----------   ----------
Adjusted weighted-average shares used
  in EPS computation ................   5,058,038    5,145,672    5,068,614    5,160,468
                                       ----------   ----------   ----------   ----------

(3)  Dividends on Common Stock

     On September 9, 1998, the Company declared a quarterly cash dividend of $.14 per share. The dividends were payable to stockholders of record as of September 30, 1998 and were paid on October 21, 1998. Leeds Federal Bankshares, M.H.C. (the MHC), which owns 3,300,000 shares of stock in the Company, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $253,300. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declarations a dividend solely to the MHC. At September 30, 1998, the cumulative amount of such waived dividends was $6,395,400.


(4)  Impact of New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS no. 133 requires that an entity reorganize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS no. 133. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. It should not be applied retroactively to financial statements of prior periods. Management has not determined when it will adopt the provisions of SFAS No. 133 but believes that it will not have a material effect on the Company's financial position or results of operations.

                         LEEDS FEDERAL BANKSHARES, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements
--------------------------

     In addition to historical information, this Quarterly Report may contain forward-looking statements. consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. Readers shouldn't place undue reliance on these forward-looking statements, as they reflect management's analysis as of the date of this report. The Company has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review other documents the Company files from time to time with the Securities and Exchange Commission, including current reports filed on Form 8-K.


Discussion of Financial Condition Changes from June 30, 1998 to
September 30, 1998
---------------------------------------------------------------

     Cash on hand and due from banks, interest bearing deposits, other liquid investments and investment securities totaled approximately $86.3 million, a decrease of approximately $1.6 million, or 1.8%, from June 30, 1998 levels. Mortgage-backed securities totaled $14.9 million, a decrease of $1.6 million, due to repayments of principal. Loans receivable totaled $194.9 million, an increase of $3.9 million, or 2.0%, reflecting increased lending activity. The decreases in cash items and mortgage-backed securities were used to fund the increase in loans receivable.

     Deposits increased approximately $3.6 million, to a total of $248.9 million at September 30, 1998. Such increase was primarily attributable to the general market interest rate trends. The Company has offered savings rates that are competitive with other banks. However, it has not relied on brokered funds or negotiated jumbo certificates to maintain deposit levels.

     The Company is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At September 30, 1998, the Bank had tangible capital of $47.5 million, or 15.8% of total adjusted assets, which was $43.0 million in excess of the requirement of minimum tangible capital of $4.5 million, or 1.5% of total adjusted assets; core capital of $47.5 million, or 15.8% of total adjusted assets, which was $38.5 million in excess of the requirement of minimum core capital of $9.0 million, or 3.0% of total adjusted assets; and risk-based capital of $48.3 million, or 31.0% of risk weighted assets, which was $35.8 million in excess of the requirement of a minimum risk-based capital of 8% of risk weighted assets.


Comparison of Operating Results for Three Month Periods Ended
September 30, 1998 and 1997
-------------------------------------------------------------

General
-------

     The Company's net income for the three months ended September 30, 1998, totaled $923,000, an increase of $58,000, or 6.7% as compared to $865,000 for the three months ended September 30, 1997. Such increase was due principally to small increases in net interest income and noninterest income and a small decrease in noninterest expenses, which was partially offset by an increase in provision for loan losses.

Net Interest Income
-------------------

     Interest income on loans increased by $377,000, or 11.4%, to $3.7 million for the three months ended September 30, 1998, compared to $3.3 million for the three months ended September 30, 1997, as a result of total average loans increasing $16.7 million to $192.7 million for the current quarter compared to $176.0 for the same quarter last year. The increase in average loans reflected increased loan demand. Yield on average loans increased to 7.7% for the three months ended September 30, 1998, from 7.6% for the same period last year. Funds principally from an increase in average saving deposits and a decrease in mortgage-backed securities were used to fund the increase in average loans. Interest income on mortgage-backed securities decreased by $120,000 due principally to a decrease in average balance of mortgage-backed securities to $15.7 million from $21.7 million at September 30, 1997. Average yield on mortgage backed securities decreased to 7.1%, from 7.3%. The decrease in the average balance of mortgage-backed securities was attributable to principal repayments.

     Interest  income  on  investment  securities  and  short-term   investments
("Investments") remained relatively unchanged at $1.3 million for the three months ended September 30, 1998, and 1997. Average yield of Investments decreased to 6.1%, from 6.3%. The decrease in average yields was the result of a general market decrease in interest rates on short term investments.

     Total interest expense increased by approximately $209,000, during the quarter ended September 30, 1998 to $3.2 million from $3.0 million for the quarter ended September 30, 1997. This increase was the result of an increase in average balances of interest-bearing liabilities outstanding to $247.6 million from $233.9 million and by an increase in the average rate paid on deposits to 5.2% from 5.1%. The increase in average balances of interest-bearing liabilities was a result of general market conditions.

     As a result of the foregoing changes, interest income increased by a greater amount than to interest expense resulting in an increase in net interest income of $27,000, to $2.1 million during the three months ended September 30, 1998, as compared to $2.0 million during the three months ended September 30, 1997.


Provision for Loan Losses
-------------------------

     The Company provided $29,000 for loan losses for the three months ended September 30, 1998, and $3,000 for the three month period ended September 30,1997. Based on management's review and analysis, the allowance for loan losses as of September 30, 1998, is considered adequate.


Noninterest Income
------------------

     Noninterest income increased by approximately $35,000 to $107,000 during the three months ended September 30, 1998, as compared to $72,000 during the three months ended September 30, 1997. The increase was primarily the result of increases in income from life insurance contracts.


Noninterest Expense
-------------------

     Noninterest expense for the three months ended September 30, 1998, decreased by approximately $34,000, to $710,000 compared to $744,000 for the three months ended September 30, 1997. Such decrease was due to small decreases in compensation and employee benefits, principally reduced ESOP costs, and advertising, partially offset by an increase in other noninterest expenses.


Provision for Income Taxes
--------------------------

     The effective income tax rate for the three months ended September 30, 1998, was 35.8%, compared to 36.7% for the three months ended September 30, 1997. The decrease was due to increased state tax-free investments.

Classified Loans
----------------

     As of September 30, 1998, the Company had a $2.5 million loan which matured in June, 1998, and has not been repaid. The borrower has paid all interest due on the loan through October, 31, 1998. The borrower has informed the Company that it has received a lender's commitment to refinance the loan, although there can be no assurance that such refinancing will be obtained. Management also obtained a current appraisal, and based in part on such appraisal, management believes the Company will not incur a material loss on this loan.


Liquidity
---------

     The Company is required to maintain levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (currently set at 4%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's liquidity ratio averaged 38.76% during the quarter ended September 30, 1998, and equaled 38.30% at September 30, 1998.


Capability of the Company's Data Processing Software and Hardware
to Accommodate the Year 2000
-----------------------------------------------------------------

     The Company relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that would have date sensitive software may recognize a date during "00" as the year 1900 rather than the year 2000. This could result in a systems failure or miscalculations causing disruptions of operations. Management has assessed its electronic systems, programs, applications and other electronic components used in the operation of the Company. The Company contracts with service bureaus to provide the majority of its data processing and is dependent upon purchased application software. Management believes that it has implemented a plan pursuant to which the progress toward full compliance of its service bureau and other software vendors will be tracked and tested well in advance of January 1, 2000. The Company has substantially completed end-to-end tests with primary servicers, which allowed the Company to simulate daily processing on sensitive century dates, and expects to complete the entire project by December 31, 1998. The Company is currently developing a contingency plan in the event that unforseeable external factors disrupt it's normal operations as the year 2000 approaches. There can be no assurance that the Company's contingency plan will fully mitigate the effects of such potential failures. The Company has contacted its commercial borrowers and has been informed that they are either compliant or in process of becoming compliant in connection with the year 2000 issue. As commercial loans represent less than 2% of the Company's assets, the Company believes that the effect of the Year 2000 Issue on these borrowers will not have an adverse effect on the Company in general. The Company has not incurred any material costs, and management believes that it will incur costs of no more than $25,000 in connection with the year 2000 issue, although there can be no assurances in this regard.


Stock Repurchase Plan To Repurchase Up To 275,000 Shares of Common Stock
------------------------------------------------------------------------

     As of September 30, 1998, the Company has repurchased 70,939 shares of its common stock in connection with its plan to repurchase up to 275,000 shares, or approximately 5.3%, of its outstanding shares of common stock as part of its capital management strategy.

PART II.  OTHER INFORMATION
---------------------------


Legal Proceedings
-----------------

     The Company is not involved in any litigation, or is it aware of any pending litigation, other than legal proceedings incidental to the Company's business. In the opinion of management, no material loss is expected from any such pending claims or lawsuits.


Exhibits and Reports on Form 8-K
--------------------------------

     No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                       LEEDS FEDERAL BANKSHARES, INC.



Date: November 9, 1998                 By: /s/ Gordon E. Clark
      ---------------------                -------------------------------------
                                           Gordon E. Clark
                                           President and Chief Executive Officer



Date: November 9, 1998                 By: /s/ Kathleen Trumpler
      ---------------------                -------------------------------------
                                           Kathleen Trumpler
                                           Treasurer and Chief Financial Officer