Form 10QSB
period 1998-12-31
LEEDS FEDERAL BANKSHARES
filed 1999-02-16
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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

     Yes [X]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 5,195,597 shares of the Registrant's common stock outstanding as of December 31, 1998.

                          LEEDS FEDERAL BANKSHARES, INC

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Statements of Financial Condition as of
      December 31, 1998 (unaudited), and June 30, 1998 ...................    1

    Consolidated Statements of Income and Comprehensive Income (unaudited)
      for the three months and six months ended December, 1998 and 1997 ..    2

    Consolidated Statements of Cash Flows (unaudited) for the six months
      ended December 31, 1998 and 1997 ...................................    3

    Notes to Consolidated Financial Statements (unaudited) ...............    5

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations ........................    8

PART II. OTHER INFORMATION ...............................................   12

PART I. FINANCIAL INFORMATION
-----------------------------

  Item 1. Financial Statements

                          LEEDS FEDERAL BANKSHARES,INC.
                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION


                                                     December 31,    June 30,
                                                         1998          1998
                                                     ------------   -----------
                                                      (unaudited)    (audited)
Assets
------
  Cash:
    On hand and due from banks ..................... $    616,894     1,769,493
    Interest-bearing deposits ......................   12,275,778    11,906,061
  Short-term investments ...........................   10,288,180     4,776,681
  Secured short-term loans to commercial banks .....   21,643,903    18,405,234
  Investment securities, net (held to maturity) ....   45,467,066    40,669,525
  Investment securities, net (available for sale) ..    6,090,187     8,034,695
  Mortgage backed securities, net (held to maturity)   13,134,363    16,514,383
  Loans receivable, net ............................  194,095,280   190,965,595
  Investment in Federal Home Loan Bank of Atlanta
    stock, at cost .................................    2,377,200     2,377,200
  Property and equipment, net ......................    1,469,675       851,265
  Cash surrender value of life insurance ...........    6,272,363     6,132,929
  Prepaid expenses and other assets ................      191,364       333,630
                                                     ------------   -----------
                                                     $313,922,253   302,736,691
                                                     ------------   -----------
Liabilities and Stockholders' Equity
------------------------------------
  Savings accounts ................................. $257,544,007   245,269,602
  Borrowed funds-Employee Stock Ownership Plan .....      528,000       552,000
  Advance payments by borrowers for taxes, insurance
    and ground rents ...............................    2,517,307     5,006,020
  Federal and state income taxes:
    Currently payable ..............................      192,532       133,676
    Deferred .......................................    1,752,827     1,296,001
  Accrued expenses and other liabilities ...........    1,292,218     1,171,882
                                                     ------------   -----------
      Total Liabilities ............................  263,826,891   253,429,181
                                                     ------------   -----------
Stockholders' Equity:
  Common Stock $1 par value:
    20,000,000 shares authorized:
    issued and outstanding 5,195,597 shares ........    5,195,597     5,195,597
  Additional paid-in capital .......................    9,326,153     9,258,917
  Employee stock ownership plan ....................     (437,699)     (487,891)
  Management recognition plan ......................          -0-       (11,907)
  Treasury stock, at cost ..........................   (2,144,550)     (772,430)
  Retained income, substantially restricted ........   35,466,760    34,162,743
  Accumulated other comprehensive income ...........    2,689,101     1,962,481
                                                     ------------   -----------
      Total Stockholders' Equity ...................   50,095,362    49,307,510
                                                     ------------   -----------
                                                     $313,922,253   302,736,691
                                                     ------------   -----------

See accompanying notes to consolidated financial statements.

                          LEEDS FEDERAL BANKSHARES, INC
           Consolidated Statements of Income and Comprehensive Income
                                   (unaudited)

                                                                Six Months            Three Months
                                                            Ended December 31,     Ended December 31,
                                                          ----------------------  --------------------
                                                             1998        1997        1998       1997
                                                          ----------  ----------  ---------  ---------
Interest Income:
  First mortgage and other loans .......................  $7,306,304   6,738,520  3,602,410  3,411,883
  Mortgage-backed securities ...........................     524,509     767,374    247,421    370,196
  Investment securities and short-term investments .....   2,583,107   2,597,556  1,297,477  1,291,574
                                                          ----------  ----------  ---------  ---------
    Total interest income ..............................  10,413,920  10,103,450  5,147,308  5,073,653
                                                          ----------  ----------  ---------  ---------
Interest expense:
  Savings accounts .....................................   6,407,575   5,986,656  3,221,916  3,012,953
  Other ................................................      22,820      28,891     10,597     14,156
                                                          ----------  ----------  ---------  ---------
    Total interest expense .............................   6,430,395   6,015,547  3,232,513  3,027,109
                                                          ----------  ----------  ---------  ---------
    Net interest income ................................   3,983,525   4,087,903  1,914,795  2,046,544

  Provision for loan losses ............................      30,916      10,886      1,610      8,046
                                                          ----------  ----------  ---------  ---------
    Net interest income after provision for loan losses    3,952,609   4,077,017  1,913,185  2,038,498
                                                          ----------  ----------  ---------  ---------
Noninterest income:
  Service fees and charges .............................      67,241      73,854     32,906     36,128
  Other ................................................     140,662      71,666     67,554     37,670
                                                          ----------  ----------  ---------  ---------
                                                             207,903     145,520    100,460     73,798
                                                          ----------  ----------  ---------  ---------
Noninterest expense:
  Compensation and employee benefits ...................     783,541     894,863    384,034     463,742
  Occupancy ............................................     106,115      96,886     52,219      47,321
  SAIF deposit insurance premiums ......................     112,260     111,005     55,547      55,851
  Advertising ..........................................      50,019     115,981     19,255      59,857
  Other ................................................     341,584     345,393    172,663     193,605
                                                          ----------  ----------  ---------   ---------
                                                           1,393,519   1,564,128    683,718     820,376
                                                          ----------  ----------  ---------   ---------
  Income before provision for income taxes .............   2,766,993   2,658,409  1,329,927   1,291,920

Provision for income taxes .............................     988,188     975,181    474,292     473,250
                                                          ----------  ----------  ---------   ---------
    Net Income .........................................   1,778,805   1,683,228    855,635     818,670
                                                          ----------  ----------  ---------   ---------
Changes in accumulated other comprehensive income--
  unrealized gains on securities available for sale, net     726,620     322,501    595,192     286,208
                                                          ----------  ----------  ---------   ---------
    Comprehensive income ...............................  $2,505,425   2,005,729  1,450,827   1,104,878
                                                          ----------  ----------  ---------   ---------
Net income per share of common stock
  Basic ................................................       $ .35       $ .33      $ .17       $ .16
                                                               -----       -----      -----       -----
  Diluted ..............................................       $ .35       $ .32      $ .17       $ .16
                                                               -----       -----      -----       -----

See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 1998 and 1997
                                   (unaudited)

                                                                    1998          1997
                                                                -----------    ----------
Cash flows from operating activities:
  Net Income .................................................  $ 1,778,805     1,683,228
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization of loan fees, premiums and discounts,net ..     (116,291)      (31,482)
      Provision for loan losses ..............................       30,916        10,886
      Accretion of premiums(discounts) on investments
        securities and mortgage-backed securities, net .......           (2)       (9,978)
      Depreciation ...........................................       63,900        71,502
      Non-cash compensation under stock based  benefit plans .      129,335       196,258
      Increase in accrued interest receivable on  securities
        and loans receivable .................................      240,905       115,653
      Increase in income taxes currently payable .............       58,856        16,319
      Increase in accrued expenses and other liabilities .....      120,336       221,540
      Increase (decrease) in unearned loan fees ..............      (14,457)       12,445
      (Increase) decrease in prepaid expenses and other assets      142,266        50,881
                                                                -----------    ----------
          Net cash provided by operating activities ..........    2,434,569     2,337,252
                                                                -----------    ----------
Cash flows from investing activities:
  Purchase of investment securities held to maturity .........  (41,840,000)   (7,916,506)
  Purchase of securities available for sale ..................          -0-      (975,000)
  Maturity of investment securities held to maturity .........   37,022,452    17,736,031
  Maturity of securities available for sale ..................    3,000,000           -0-
  Loan disbursements, net of repayments ......................   (3,106,817)   (7,986,483)
  Mortgage-backed securities held to maturity principal
    repayments ...............................................    3,364,042     2,635,356
  Purchases of property and equipment ........................     (682,310)      (94,000)
  Investment in life insurance policies ......................     (139,434)   (2,846,236)
                                                                -----------    ----------
          Net cash (used in) provided by investing activities    (2,382,067)      553,162
                                                                -----------    ----------






Continued

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 1998 and 1997
                                   (unaudited)

                                                                    1998          1997
                                                                -----------    ----------

Cash flows from financing activities:
  Net increase in savings accounts ...........................   12,274,405     4,658,964
  Decrease in advance payments by borrowers for
    taxes, insurance and ground rents ........................   (2,488,713)   (2,366,560)
  Payment of dividends .......................................     (474,788)     (480,907)
  Purchase of treasury stock .................................   (1,372,120)          -0-
  Repayment of borrowed funds ................................      (24,000)      (48,000)
                                                                -----------    ----------
          Net cash provided by financing activities ..........    7,914,784     1,763,497
                                                                -----------    ----------
Net increase in cash and cash equivalents ....................    7,967,286     4,653,911

Cash and cash equivalents at beginning of period .............   36,857,469    31,306,699
                                                                -----------    ----------
Cash and cash equivalents at end of period ...................  $44,824,755    35,960,610
                                                                -----------    ----------







See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Leeds Federal Bankshares, Inc.(the Company) and its wholly owned subsidiary, Leeds Federal Savings Bank. Leeds Investment Corporation (the Subsidiary), is a wholly owned subsidiary of Leeds Federal Savings Bank (collectively, the Bank). Adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position and results of operations have been recorded. The financial statements have been prepared using the accounting policies described in the June 30, 1998 Annual Report. The results of operations for the three months and six months ended December 31, 1998 , are not necessarily indicative of the results that may be expected for the entire year.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities aa of the date of the statements of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.


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

                                             Six Months               Six Months
                                         Ended December 31,       Ended December 31,
                                                1998                     1997
                                       ----------------------   ---------------------
                                          Basic      Diluted      Basic      Diluted
                                       ----------   ---------   ---------   ---------
Net Income ..........................  $1,778,805   1,778,805   1,683,228   1,683,228

Dividends on unvested common stock ..      (4,032)     (2,362)     (7,680)     (3,182)
                                       ----------   ---------   ---------   ---------
Adjusted net income used in EPS
  calculations ......................  $1,774,773   1,776,443   1,675,548   1,680,046
                                       ----------   ---------   ---------   ---------
Weighted average shares outstanding .   5,053,102   5,053,102   5,072,582   5,072,582

Diluted securities:
  Options ...........................                  73,702                  94,924
  Unvested common stock awards ......                     -0-                  16,870
                                       ----------   ---------   ---------   ---------
Adjusted weighted-average shares used
  in EPS computation ................   5,053,102   5,126,804   5,072,582   5,184,376
                                       ----------   ---------   ---------   ---------

                                            Three Months              Three Months
                                         Ended December 31,       Ended December 31,
                                                1998                     1997
                                       ----------------------   ---------------------
                                          Basic      Diluted      Basic      Diluted
                                       ----------   ---------   ---------   ---------
Net Income ..........................  $  855,635     855,635     818,670     818,670

Dividends on unvested common stock ..      (2,016)     (1,285)     (4,032)     (1,462)
                                       ----------   ---------   ---------   ---------
Adjusted net income used in EPS
  calculations ......................  $  853,619     854,350     814,638     817,208
                                       ----------   ---------   ---------   ---------
Weighted average shares outstanding .   5,029,281   5,029,281   5,072,582   5,072,582

Diluted securities:
  Options ...........................                  66,281                 103,251
  Unvested common stock awards ......                     -0-                  18,351
                                       ----------   ---------   ---------   ---------
Adjusted weighted-average shares used
  in EPS computation ................   5,029,281   5,095,562   5,072,582   5,194,184
                                       ----------   ---------   ---------   ---------

(3)  Dividends on Common Stock

     On December 16,1998, the Company declared a quarterly cash dividend of $.14 per share. The dividends were payable to stockholders of record as of January 6, 1999 and were paid on January 20, 1999. Leeds Federal Bankshares, M.H.C. (the
MHC) , which owns 3,300,000 shares of stock in the Bank, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $247,300. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration of a dividend solely to the MHC. At December 31, 1998, the cumulative amount of such waived dividends was $6,857,400.


(4)  Impact of New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. It should not be applied retroactively to financial statements of prior periods. Management has not determined when it will adopt the provisions of SFAS No. 133 but believes that it will not have a material effect on the Company's financial position or results of operations.

                         LEEDS FEDERAL BANKSHARES, INC.
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Forward Looking Statements
--------------------------

     In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained in this document are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should not place undue reliance on these forward-looking statements, as they reflect management's analysis as of the date of this report. The Company has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including current reports filed on Form 8-K.


Discussion of Financial Condition Changes from June 30, 1998 to
December 31, 1998
---------------------------------------------------------------

     Cash on hand and due from banks, interest bearing deposits, other liquid investments and investment securities totaled approximately $98.8 million at December 31, 1998, an increase of approximately $10.9 million from June 30, 1998. Mortgage-backed securities totaled $13.1 million, a decrease of $3.4 million, due to repayments of principal. Loans receivable totaled $194.1 million, an increase of $3.1 million, due primarily to an increase in mortgage originations.

     Deposits increased approximately $12.2 million, to a total of $257.5 million at December 31, 1998. Such increase was primarily attributable to general market trends. The Company has offered savings rates that are competitive with other banks. However, it has not relied on brokered funds or negotiated jumbo certificates to achieve increased deposit levels.

     The Company is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At December 31, 1998, the Company had tangible capital of $47.4 million, or 15.3% of total adjusted assets, which was $42.8 million in excess of the requirement of minimum tangible capital of $4.6 million, or 1.5% of total adjusted assets; core capital of $47.4 million, or 15.3% of total adjusted assets, which was $37.8 million in excess of the requirement of minimum core capital of $9.3 million, or 3.0% of total adjusted assets; and risk-based capital of $48.1 million, or 32.3% of risk weighted assets, which was $36.2 million in excess of the requirement of a minimum risk-based capital of 8% of risk weighted assets.


Comparison of Operating Results for Three and Six Month Periods Ended December 31, 1998 and 1997.
---------------------------------------------------------------------

     The Company's net income for the three months ended December 31, 1998, totaled $856,000, an increase of $37,000, or 4.5% as compared to $819,000 for the three months ended December 31, 1997, due principally to a decrease in noninterest expenses partially offset by a decrease in net interest income. The Company's net income for the six months ended December 31, 1998, totaled $1.8 million, an increase of $96,000, or 5.7%, as compared to $1.7 million for the same period last year.

Net Interest Income
-------------------

     Interest income on loans for the three months ended December 31, 1998, totaled $3.6 million, an increase of $190,000, or 5.6%, as compared to $3.4 million for the three months ended December 31, 1997, due to a $13.8 million, or 7.6%, increase in average balance in loans to $194.0 million, partially offset by a decrease in average yield on loans to 7.4% for the three months ended December 31, 1998, from 7.6% for the three months ended December 31, 1997.
Interest income on loans for the six months ended December 31, 1998, totaled $7.3 million, an increase of $568,000, or 8.4%, as compared to the six months ended December 31, 1997. Average balances on loans increased by $15.2 million, or 8.5%, to $193.3 million, for the period, while average yield on loans remained relatively unchanged at 7.6%.

     Interest income on mortgage-backed securities decreased by $123,000, to $247,000 for the three months ended December 31, 1998, from $370,000 for the three months ended December 31, 1997. Average yield on mortgage-backed securities decreased to 7.0%, from 7.2%, while average balance of mortgage-backed securities decreased by $6.4 million to $14.1 million from $20.5 million, for the three months ended December 31, 1998, compared to the same period last year. Interest income on mortgage-backed securities decreased by $242,000, to $525,000 for the six months ended December 31, 1998, as compared to $767,000 for the prior period, due principally to a decrease in average balance of mortgage-backed securities of $6.2 million to $14.9 million from $21.1 million, and a decrease in the average yield on mortgage-backed securities to 7.1%, from 7.3%.

     Interest income on investment securities and short-term investments ("Investments") remained relatively unchanged at $1.3 million during the three months ended December 31, 1998, compared with the three months ended December 31, 1997. Interest on Investments remained relatively unchanged at $2.6 million during the six months ended December 31, 1998, compared with the six months ended December 31, 1997. Average balance of Investments increased by $5.6 million to $87.8 million for the six months ended December 31, 1998, from $82.1 million for the same period in the prior year, while yield on Investments decreased to 5.9% from 6.3%.

     Total interest expense increased by approximately $206,000 during the quarter ended December 31, 1998 to $3.2 million from $3.0 million for the quarter ended December 31, 1997. This increase was the result of an increase in average balances of interest bearing liabilities outstanding to $253.4 million from $235.7 million, while average rates paid on deposits remained relatively unchanged at 5.1%. For the six months ended December 31, 1998, total interest expense increased by $414,000 to $6.4 million, as compared to the six months ended December 31, 1997. The increase was the result of an increase in average balance outstanding to $250.5 million from $234.8 million, while average rates paid on deposits remained relatively unchanged at 5.1%.

     As a result of the foregoing changes, the increase in interest income was more than offset by an increase in interest expense resulting in a decrease in net interest income of $132,000, or 6.4%, to $1.9 million during the three months ended December 31, 1998, as compared to $2.0 million during the three months ended December 31, 1997. During the six months ended December 31, 1998, net interest income decreased by 104,000, or 2.6%, to $4.0 million from $4.1 million for the same period in the previous year.


Provision for Loan Losses
-------------------------

     The Bank had a provision for loan losses of $2,000 for the quarter ended December 31, 1998, and $31,000 for the six months ended December 31, 1998. During the three and six months ended December 31, 1997, the Bank had provisions for loan losses of $8,000 and $11,000 respectively. Based on management's review and analysis the allowance for loan losses as of December 31, 1998, management considered the allowance for loan losses to be adequate.

Noninterest Income
------------------

     Noninterest income increased by approximately $26,000 to $100,000 during the three months ended December 31, 1998, as compared to $74,000 during the three months ended December 31, 1997. For the six months ended December 31, 1998, noninterest income increased to $208,000, from $146,000 for the six months ended December 31, 1997. The increase was primarily the result of an increase in income from life insurance contracts for the three and six months ended December 31, 1998.


Noninterest Expense
-------------------

     Noninterest expense for the three months ended December 31, 1998, decreased by $136,000 to $684,000, from $820,000, compared to the three months ended December 31, 1997. Compensation and employee benefits decreased $80,000 to $384,000 for the three months ended December 31, 1998, from $464,000 for the same period last year, as the noncash charge to expense for ESOP shares earned reflected a decrease in the market price of the Company's stock. Advertising and other expenses decreased by $62,000 for the quarter ended December 31, 1998, due to a decrease in marketing and other activities. During the six months ended December 31, 1998, noninterest expense decreased $170,000 to $1.4 million, from $1.6 million, compared to the six months ended December 31, 1997. This decrease was also due to reduced compensation cost relating to ESOP expense and lower levels of advertising.


Provision for Income Taxes
--------------------------

     The effective income tax rate for the three and six months ended December 31, 1998, was 35.7%, compared to 36.6% for the three and six months ended December 31, 1997. The decrease was due to increased state tax free investments.


Classified Loans
----------------

     Loans which were 90 or more days delinquent but still accruing totaled $19,000 at December 31, 1998, and $5,000 at June 30, 1998. Loans 90 or more days delinquent and not accruing totaled $2.5 million at December 31, and June 30, 1998. At December 31, 1998, the Company had a $2.5 million loan which matured in June, 1998, and has not been repaid. Subsequent to December 31, 1998, the Company began foreclosure proceedings on the loan. Management has obtained an appraisal, and based on the appraisal and other factors, believes the Company will not incur a material loss on this loan.


Liquidity
---------

     The Company is required to maintain levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (currently set at 4%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's liquidity ratio averaged 40.26% during the quarter ended December 31, 1998, and equaled 41.89% at December 31, 1998.


Capability of the Bank's Data Processing Software to Accommodate the Year 2000
------------------------------------------------------------------------------

     The following information consitutes "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

     The Company relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that would have date sensitive software may recognize a date during "00" as the year 1900 rather than the year 2000. This could result in a systems failure or miscalculations causing disruptions of operations. Management has assessed its electronic systems, programs, applications and other electronic components used in the operation of the Company. The Company contracts with service bureaus to provide the majority of its data processing and is dependent upon purchased application software. Management believes that it has implemented a plan pursuant to which the progress toward full compliance of its service bureau and other software vendors will be tracked and tested well in advance of January 1, 2000. The Company has completed end-to-end tests with primary servicers, which allowed the Company to simulate daily processing on sensitive century dates. The Company is currently developing a contingency plan in the event that unforseeable external factors disrupt it's normal operations as the year 2000 approaches, and expects to complete the plan by March 31, 1999. There can be no assurance that the Company's contingency plan will fully mitigate the effects of such potential failures. The Company has contacted its commercial borrowers and has been informed that they are either compliant or in process of becoming compliant in connection with the Year 2000 issue. As commercial loans represent less than 2% of its assets, the Company believes that the effect of the Year 2000 issue on the Company's commercial borrowers will not have an adverse effect on the Company in general. The Company has not incurred any material costs, and management believes that it will incur costs of no more than $25,000 in connection with the Year 2000 issue, although there can be no assurances in this regard.


Stock Repurchase Plan To Repurchase Up To 275,000 Shares of Common Stock
------------------------------------------------------------------------

     As of December 31, 1998, the Company has repurchased 128,928 shares of its common stock in connection with its plan to repurchase up to 275,000 shares, or approximately 5.3%, of its outstanding shares of common stock as part of its capital management strategy.

PART II.  OTHER INFORMATION
---------------------------


Legal Proceedings
-----------------

     The Company is not involved in any litigation, nor is it aware of any pending litigation, other than legal proceedings incidental to the Bank's business. In the opinion of management, no material loss is expected from any such claims or lawsuits.


Submission of Matters to a Vote of Security-Holders
---------------------------------------------------

(A)  On October 21, 1998, the Company held its annual meeting of stockholders.

(B) At the annual meeting Directors Amer and Wolf were elected to three year terms. The following table shows the terms of all directors.

     Director's Name                  Term Began     Term Expires
     ---------------                  ----------     ------------
     John F. Amer                        1998            2001
     Gordon E. Clark                     1996            1999
     John F. Doyle                       1996            1999
     Raymond J. Hartman, Jr.             1997            2000
     Joan H. McCleary                    1997            2000
     Marguerite E. Wolf                  1998            2001

(C) There were present at the Annual Meeting in person or by proxy the holders of 4,867,733 votes, said votes constituting a majority and more than a quorum of the outstanding votes entitled to be cast.

     The stockholders acted on the following two matters at the Annual Meeting, approving each. Set forth below are the results of the stockholder vote on the matters considered at the Annual Meeting.

     (1) The following directors were elected by the stockholders to serve for three year terms:

                                           Votes For     Withheld
                                           ---------     --------
          John F. Amer.                    4,860,718       7,015
          Marguerite E. Wolf               4,860,568       7,165

     (2) The appointment of KPMG LLP, to be the Company's auditors for the fiscal year ending June 30, 1999, was approved as follows:

                                              For         Against
                                           ---------      -------
          Number of Votes                  4,851,561       7,325


Exhibits and Report on Form 8-K
-------------------------------

     No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                       LEEDS FEDERAL BANKSHARES, INC.



Date: February 10, 1999                By: /s/ Gordon E. Clark
      ---------------------                -------------------------------------
                                           Gordon E. Clark
                                           President and Chief Executive Officer



Date: February 10, 1999                By: /s/ Kathleen Trumpler
      ---------------------                -------------------------------------
                                           Kathleen Trumpler
                                           Treasurer and Chief Financial Officer