Form 10QSB
period 1999-03-31
LEEDS FEDERAL BANKSHARES
filed 1999-05-17
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

     Yes [X]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,937,156 shares of the Registrant's common stock outstanding as of May 1, 1999.

                          LEEDS FEDERAL BANKSHARES, INC

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Statements of Financial Condition as of
      March 31, 1999 (unaudited), and June 30, 1998 ......................    1

    Consolidated Statements of Income and Comprehensive Income (unaudited)
      for the three months and nine months ended March, 1999 and 1998 ....    2

    Consolidated Statements of Cash Flows (unaudited) for the nine months
      ended March 31, 1999 and 1998 ......................................    3

    Notes to Consolidated Financial Statements (unaudited) ...............    5

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations ........................    8

PART II. OTHER INFORMATION ...............................................   12

PART I. FINANCIAL INFORMATION
-----------------------------

  Item 1. Financial Statements

                          LEEDS FEDERAL BANKSHARES,INC.
                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION


                                                       March 31,     June 30,
                                                         1999          1998
                                                     ------------   -----------
                                                      (unaudited)    (audited)
Assets
------
  Cash:
    On hand and due from banks ..................... $  1,865,412     1,769,493
    Interest-bearing deposits ......................   12,430,791    11,906,061
  Short-term investments ...........................    4,925,375     4,776,681
  Secured short-term loans to commercial banks .....   19,007,560    18,405,234
  Investment securities, net (held to maturity) ....   59,117,579    40,669,525
  Investment securities, net (available for sale) ..    6,509,312     8,034,695
  Mortgage backed securities, net (held to maturity)   11,436,851    16,514,383
  Loans receivable, net ............................  196,175,951   190,965,595
  Investment in Federal Home Loan Bank of Atlanta
    stock, at cost .................................    2,377,200     2,377,200
  Property and equipment, net ......................    1,455,944       851,265
  Cash surrender value of life insurance ...........    6,339,113     6,132,929
  Prepaid expenses and other assets ................      266,967       333,630
                                                     ------------   -----------
                                                     $321,908,055   302,736,691
                                                     ------------   -----------
Liabilities and Stockholders' Equity
------------------------------------
  Savings accounts ................................. $265,848,472   245,269,602
  Borrowed funds-Employee Stock Ownership Plan .....      504,000       552,000
  Advance payments by borrowers for taxes, insurance
    and ground rents ...............................    3,808,171     5,006,020
  Federal and state income taxes:
    Currently payable ..............................      187,618       133,676
    Deferred .......................................    1,560,760     1,296,001
  Accrued expenses and other liabilities ...........    1,250,231     1,171,882
                                                     ------------   -----------
      Total Liabilities ............................  273,159,252   253,429,181
                                                     ------------   -----------
Stockholders' Equity:
  Common Stock $1 par value:
    20,000,000 shares authorized; 5,195,597 shares
      issued and 4,943,444 and 5,156,392 shares
      outstanding ..................................    5,195,597     5,195,597
  Additional paid-in capital .......................    9,350,679     9,258,917
  Employee stock ownership plan ....................     (414,154)     (487,891)
  Management recognition plan ......................          -0-       (11,907)
  Treasury stock, at cost (252,153 shares and
    39,205 shares) .................................   (3,827,107)     (772,430)
  Retained income, substantially restricted ........   36,074,849    34,162,743
  Accumulated other comprehensive income ...........    2,368,939     1,962,481
                                                     ------------   -----------
      Total Stockholders' Equity ...................   48,748,803    49,307,510
                                                     ------------   -----------
                                                     $321,908,055   302,736,691
                                                     ------------   -----------

See accompanying notes to consolidated financial statements.

                          LEEDS FEDERAL BANKSHARES, INC
           Consolidated Statements of Income and Comprehensive Income
                                   (unaudited)

                                                               Nine Months             Three Months
                                                             Ended March 31,         Ended March 31,
                                                         -----------------------  --------------------
                                                             1999        1998        1999       1998
                                                         -----------  ----------  ---------  ---------
Interest Income:
  First mortgage and other loans ......................  $10,837,239  10,244,123  3,530,935  3,505,603
  Mortgage-backed securities ..........................      733,143   1,107,812    208,634    340,438
  Investment securities and short term investments ....    3,992,352   3,842,790  1,409,245  1,245,234
                                                         -----------  ----------  ---------  ---------
    Total interest income .............................   15,562,734  15,194,725  5,148,814  5,091,275
                                                         -----------  ----------  ---------  ---------
Interest expense:
  Savings accounts ....................................    9,645,274   9,007,802  3,235,966  3,021,146
  Other ...............................................       30,156      42,920      9,069     14,029
                                                         -----------  ----------  ---------  ---------
    Total interest expense ............................    9,675,430   9,050,722  3,245,035  3,035,175
                                                         -----------  ----------  ---------  ---------
    Net interest income ...............................    5,887,304   6,144,003  1,903,779  2,056,100

  Provision for loan losses ...........................       30,916      10,886        -0-        -0-
                                                         -----------  ----------  ---------  ---------
    Net interest income after provision for loan losses    5,856,388   6,133,117  1,903,779  2,056,100
                                                         -----------  ----------  ---------  ---------
Noninterest income:
  Service fees and charges ............................       98,697     105,740     31,456     31,886
  Other ...............................................      207,790     143,723     67,128     72,057
                                                         -----------  ----------  ---------  ---------
                                                             306,487     249,463     98,584    103,943
                                                         -----------  ----------  ---------  ---------
Noninterest expense:
  Compensation and employee benefits ..................    1,191,123   1,341,327    407,582    446,464
  Occupancy ...........................................      169,425     147,524     63,310     50,638
  SAIF deposit insurance premiums .....................      167,122     166,217     54,862     55,212
  Advertising .........................................       88,013     159,061     37,994     43,080
  Other ...............................................      512,463     551,179    170,879    205,786
                                                         -----------  ----------  ---------  ---------
                                                           2,128,146   2,365,308    734,627    801,180
                                                         -----------  ----------  ---------  ---------
  Income before provision for income taxes ............    4,034,729   4,017,272  1,267,736  1,358,863

Provision for income taxes: ...........................    1,438,274   1,470,390    450,086    495,209
                                                         -----------  ----------  ---------  ---------
    Net Income ........................................    2,596,455   2,546,882    817,650    863,654

Changes in accumulated other comprehensinve income--
  unrealized gains, (losses) on securities available
  for sale, net .......................................      406,458     567,596   (320,162)   240,022
                                                         -----------  ----------  ---------  ---------
Comprehensive income ..................................  $ 3,002,913   3,114,478    497,488  1,103,676
                                                         -----------  ----------  ---------  ---------
Net income per share of common stock
  Basic ...............................................       $  .52      $  .50     $  .16     $  .17
                                                              ------      ------     ------     ------
  Diluted .............................................       $  .51      $  .49     $  .16     $  .17
                                                              ------      ------     ------     ------

See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 1999 and 1998
                                   (unaudited)

                                                                    1999          1998
                                                                -----------   -----------
Cash flows from operating activities:
  Net Income .................................................  $ 2,596,455     2,546,882
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization of loan fees, premiums and discounts, net .     (185,378)      (67,962)
      Provision for loan losses ..............................       30,916        10,886
      Accretion of premiums(discounts) on investments
        securities and mortgage-backed securities, net .......      (31,765)      (13,661)
      Gain on sale of fixed asset ............................          -0-        (1,800)
      Depreciation ...........................................      102,488        77,864
      Non-cash compensation under stock based benefit plans ..      177,406       270,340
      (Increase)decrease in accrued interest receivable on
        securities and loans receivable ......................      (53,904)      204,278
      Increase (decrease) in income taxes currently payable ..       53,942      (178,472)
      Increase in accrued expenses and other liabilities .....       78,349       216,924
      Increase (decrease) in unearned loan fees ..............      (58,825)        4,038
      (Increase) decrease in prepaid expenses and other assets       66,663       (42,075)
                                                                -----------   -----------
          Net cash provided by operating activities ..........    2,776,347     3,027,242
                                                                -----------   -----------
Cash flows from investing activities:
  Purchase of investment securities held to maturity .........  (60,680,000)  (22,456,844)
  Purchase of securities available for sale ..................     (900,000)   (1,175,000)
  Maturity of investment securities held to maturity .........   42,371,803    31,585,031
  Maturity of securities available for sale ..................    3,000,000       700,000
  Principal repayment of investment securities ...............          -0-         6,623
  Loan disbursements, net of repayments ......................   (4,932,532)  (12,775,450)
  Mortgage-backed securities held to maturity principal
    repayments ...............................................    5,055,407     4,120,708
  Purchases of property and equipment ........................     (707,167)      (92,767)
  Sale of property and equipment .............................          -0-         6,994
  Sale of ground rents owned .................................          -0-        39,500
  Investment in life insurance policies ......................     (206,184)   (2,912,988)
                                                                -----------   -----------
          Net cash used in investing activities ..............  (16,998,673)   (2,954,191)
                                                                -----------   -----------

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 1999 and 1998
                                   (unaudited)

                                                                    1999          1998
                                                                -----------   -----------
Cash flows from financing activities:
   Net increase in savings accounts ..........................   20,578,870    10,220,448
   Decrease in advance payments by borrowers for
     taxes, insurance and ground rents .......................   (1,197,849)   (1,087,393)
   Payment of dividends ......................................     (684,349)     (732,707)
   Purchase of treasury stock ................................   (3,054,677)      (83,055)
   Repayment of borrowed funds ...............................      (48,000)      (72,000)
                                                                -----------   -----------
          Net cash provided by financing activities ..........   15,593,995     8,245,293
                                                                -----------   -----------
Net increase in cash and cash equivalents ....................    1,371,669     8,318,344

Cash and cash equivalents at beginning of period .............   36,857,469    31,306,699
                                                                -----------   -----------
Cash and cash equivalents at end of period ...................  $38,229,138    39,625,043
                                                                -----------   -----------







See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Leeds Federal Bankshares, Inc.(the Company) and its wholly owned subsidiary, Leeds Federal Savings Bank. Leeds Investment Corporation (the Subsidiary), is a wholly owned subsidiary of Leeds Federal Savings Bank (collectively, the Bank). Adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position and results of operations have been recorded. The financial statements have been prepared using the accounting policies described in the June 30, 1998 Annual Report. The results of operations for the three months and nine months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the entire year.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and income and comprehensive income for the period. Actual results could differ significantly from those estimates.


(2)  Net Income per Share of Common Stock

     Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period. Information related to the calculation of net income per share of common stock is summarized as follows:

                                             Nine Months             Nine Months
                                           Ended March 31,         Ended March 31,
                                                1999                     1998
                                       ----------------------   ---------------------
                                          Basic      Diluted      Basic      Diluted
                                       ----------   ---------   ---------   ---------
Net Income ..........................  $2,596,455   2,596,445   2,546,882   2,546,882

Dividends on unvested common stock ..      (4,032)     (2,362)     (5,861)     (2,318)
                                       ----------   ---------   ---------   ---------
Adjusted net income used in EPS
  calculations ......................  $2,592,423   2,594,093   2,541,021   2,544,564
                                       ----------   ---------   ---------   ---------
Weighted average shares outstanding .   5,024,652   5,024,652   5,086,817   5,086,817

Dilutive securities:
  Options ...........................         -0-      70,037         -0-      97,944
  Unvested common stock awards ......         -0-         -0-         -0-       8,704
                                       ----------   ---------   ---------   ---------
Adjusted weighted-average shares used
  in EPS computation ................   5,024,652   5,094,689   5,086,817   5,193,465
                                       ----------   ---------   ---------   ---------

                                            Three Months            Three Months
                                           Ended March 31,         Ended March 31,
                                                1999                    1998
                                       ----------------------   ---------------------
                                          Basic      Diluted      Basic      Diluted
                                       ----------   ---------   ---------   ---------
Net Income ..........................  $  817,650     817,650     863,654     863,654

Dividends on unvested common stock ..         -0-         -0-      (2,016)       (732)
                                       ----------   ---------   ---------   ---------
Adjusted net income used in EPS
  calculations ......................  $  817,650     817,650     861,638     862,922
                                       ----------   ---------   ---------   ---------
Weighted average shares outstanding .   4,960,555   4,960,555   5,086,817   5,086,817

Dilutive securities:
  Options ...........................         -0-      61,511         -0-     103,206
  Unvested common stock awards ......         -0-         -0-         -0-       9,172
                                       ----------   ---------   ---------   ---------
Adjusted weighted-average shares used
  in EPS computation ................   4,960,555   5,022,066   5,086,817   5,199,195
                                       ----------   ---------   ---------   ---------

(3)  Dividends on Common Stock

     On March 16, 1999, the Company declared a quarterly cash dividend of $.14 per share. The dividends were payable to stockholders of record as of April 7, 1999 and were paid on April 21, 1999. Leeds Federal Bankshares, M.H.C. (the
MHC), which owns 3,300,000 shares of stock in the Company, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $230,000. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration of a dividend solely to the MHC. At March 31, 1999, the cumulative amount of such waived dividends was $7,319,400.


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


Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------

     Cash on hand and due from banks, interest bearing deposits, other liquid investments and investment securities totaled approximately $106.2 million, an increase of approximately $18.3 million from June 30, 1998 levels. Mortgage-backed securities totaled $11.4 million, a decrease of $5.1 million, due to repayments of principal. Loans receivable totaled $196.2 million, an increase of $5.2 million, mainly in residential mortgages. The increase was funded by increased savings deposits and the decrease in mortgage backed securities.

     Savings accounts increased approximately $20.5 million, to a total of $265.8 million at March 31, 1999. Such increase was primarily attributable to the general market interest rate trends. The Company has offered savings rates that are competitive with other institutions. However, it has not relied on brokered funds or negotiated jumbo certificates to maintain deposit levels.

     The Company is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the Tier 1 core capital requirement, the Tier 1 risk based capital requirement and the total risk-based capital requirement. At March 31, 1999, the Company had Tier 1 core capital of $46.4 million, or 14.6% of total adjusted assets, which was $33.7 million in excess of the requirement of minimum core capital of $12.7 million, or 4.0% of total adjusted assets; Tier 1 risk-based capital of $46.4 million, or 30.9% of risk weighted assets, which was $40.4 million in excess of the requirement of a minimum risk-based capital of 4% of risk weighted assets; and total risk-based capital of $48.9 million, or 32.6% of risk weighted assets, which was $36.9 million in excess of the requirement of a minimum total risk-based capital of 8% of total risk weighted assets.


Comparison of Operating Results for Three and Nine Month Periods Ended March 31, 1999 and 1998.
----------------------------------------------------------------------

     The Company's net income for the three months ended March 31, 1999, totaled $818,000, a decrease of $46,000, as compared to $864,000 for the three months ended March 31, 1998. Such decrease was due primarily to a decrease in net interest income, partially offset by a decrease in noninterest expenses. The Company's net income for the nine months ended March 31, 1999, totaled $2.6 million, an increase of $50,000, or 1.9%, from net income of $2.5 million for the nine months ended March 31, 1998. Such increase was due to an increase in noninterest income and a decrease in noninterest expense, partially offset by a decrease in net interest income.

Net Interest Income
-------------------

     Interest income on loans remained relatively unchanged at $3.5 million for the three months ended March 31, 1999, and March 31, 1998. The average yield on loans for the three months ended March 31, 1999, decreased to 7.2%, from 7.6% for the same period last year, while the balance of average loans increased by $10.2 million to $195.9 million. Interest income on loans for the nine months ended March 31, 1999, totaled $10.8 million, an increase of $593,000, as compared to the nine months ended March 31, 1998. The average balances of loans increased by $13.5 million, to $194.2 million, for the period, while the average yield on loans decreased to 7.4%, from 7.6%. The decrease in the average yield on loans was due principally to lower rates on newly originated mortgages and the effect of a nonperforming $2.5 million commercial loan.

     Interest income on mortgage-backed securities decreased by $131,000, or 38.5%, to $209,000 for the three months ended March 31, 1999, from $340,000 during the three months ended March 31, 1998. The average yield on mortgage-backed securities decreased to 6.8%, from 7.3%, while the average balance of mortgage-backed securities decreased by $6.7 million to $12.3 million from $19.0 million, for the three months ended March 31, 1999, compared to the same period last year. Interest income on mortgage-backed securities decreased by $375,000, to $733,000 for the nine months ended March 31, 1999, as compared to $1.1 million for the same period last year. The average yield on mortgage-backed securities decreased to 7.0%, from 7.3%, while the average balance of mortgage-backed securities decreased by $6.4 million to $14.0 million from $20.4 million, for the nine months ended March 31, 1998.

     Interest income on investment securities and short-term investments ("Investments") increased by $164,000, or 13.2%, to $1.4 million during the three months ended March 31, 1999, from $1.2 million during the three months ended March 31, 1998. This increase in interest income from Investments, was due to a $21.8 million increase in average balance of Investments to $103.0 million from $81.2 million, partially offset by a decrease in average yield of Investments to 5.5%, from 6.1%. Interest on Investments increased by $150,000, or 3.9%, to $4.0 million during the nine months ended March 31, 1999, from $3.8 million during the nine months ended March 31, 1998. Such increase was attributable to an $11.0 million increase in average balance of Investments to $92.8 million, from $81.8 million, partially offset by a decrease in average yield of Investments to 5.7% from 6.3%.

     Total interest expense increased by approximately $210,000 during the quarter ended March 31, 1999 to $3.2 million from $3.0 million for the quarter ended March 31, 1998. This increase was the result of an increase in average interest bearing liabilities to $262.1 million from $240.8 million, while the average rate paid on deposits remained relatively unchanged at 5.0%. For the nine months ended March 31, 1999, total interest expense increased by $624,000 to $9.7 million, from $9.1 million for the nine months ended March 31, 1998. The increase was the result of a $17.6 million increase in average balances to $254.4 million from $236.8 million, while the average rate paid on deposits remained relatively unchanged at 5.1%.

     As a result of the foregoing changes, net interest income decreased by $152,000 to $1.9 million during the three months ended March 31, 1999, as compared to $2.1 million for the three months ended March 31, 1998. During the nine months ended March 31, 1999, net interest income decreased by 257,000, or 4.2%, to $5.9 million from $6.1 million for the same period last year.


Provision for Loan Losses
-------------------------

     The Company had no provision for loan losses for the quarters ended March 31, 1999, and 1998. During the nine months ended March 31, 1999, and 1998, the Company had a provision for loan losses of $31,000 and $11,000, respectively. The allowance for loan losses which was $754,000 at March 31, 1999, is established in accordance with generally accepted accounting principles and exists to absorb losses inherent in the Company's overall loan portfolio. In addition to historical loss experience, the Company considers other factors that are likely to cause estimated credit losses associated with the loan portfolio; namely, changes in economic and business conditions and developments, changes in the nature and volume of the portfolio and trends in the level of its past due and classified loans. Based on management's review and analysis, the allowance for loan losses as of March 31, 1999, was considered adequate.

Noninterest Income
------------------

     Noninterest income decreased by approximately $5,000 to $99,000 during the three months ended March 31, 1999, as compared to $104,000 during the three months ended March 31, 1998. For the nine months ended March 31, 1999, noninterest income increased $57,000 to $306,000, as compared to the same period last year, due to an increase in income on life insurance investments.


Noninterest Expense
-------------------

     Noninterest expense for the three months ended March 31, 1999, decreased by approximately $66,000, or 8.2%, to $735,000 from $801,000 during the three months ended March 31, 1998. Compensation and employee benefits expense decreased by $39,000 for the quarter ended March 31, 1999, due principally to a decrease in the non-cash charges for ESOP contributions which are accounted for at the current market price of the Company's stock. Other expenses decreased by $35,000 during the quarter ended March 31, 1999, as a result of general decreases in expenses. During the nine months ended March 31, 1999, noninterest expense decreased $237,000, or 10.0%, to $2.1 million, from 2.4 million. Compensation and employee benefits decreased $150,000, Advertising by $71,000, due principally to non-cash charges for ESOP contributions and lower levels of advertising during the nine months ended March 31, 1999, compared to the same period last year.


Provision for Income Taxes
--------------------------

     The effective income tax rates for the three months and nine months ended March 31, 1999, were approximately 35.5% and 35.6%, respectively, compared to 36.4% and 36.6%, respectively for the three months and nine months ended March 31, 1998. The decrease was due to increased state tax free investments.


Classified Loans
----------------

     Loans which were 90 or more days delinquent but still accruing totaled $19,000 at March 31, 1999, and $5,000 at June 30, 1998. Loans 90 or more days delinquent and not accruing totaled $2.6 million at March 31, 1999, and $2.5 million at June 30, 1998. At March 31, 1999, the Company had a $2.5 million loan which matured in June, 1998, and has not been repaid. Subsequent to March 31, 1999, the borrower has declared bankruptcy, and the scheduled foreclosure proceedings on the loan have been temporarily suspended. Management has obtained an appraisal, and based on the appraisal and other factors, believes the Company will not incur a material loss on this loan.


Liquidity
---------

     The Company is required to maintain levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (currently set at 4%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's liquidity ratio averaged 41.8% during the quarter ended March 31, 1999, and equaled 42.9% at March 31, 1999.

Capability of the Company's Data Processing Software and Hardware
to Accommodate the Year 2000
-----------------------------------------------------------------

     The following information constitutes "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

     The Company relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be able to "read" the new year and there may be widespread computer malfunctions. The Year 2000 ("Y2K) issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that would have date sensitive software may recognize a date during "00" as the year 1900 rather than the year 2000. This could result in a systems failure or miscalculations causing disruptions of operations. The Board of Directors of the Company formed a Y2K Project Team to address how the Bank will prepare for the Y2K. The Project Team, with the strong support and involvement of senior management, developed an Action Plan comprise of five phases; assessment, evaluation, renovation, validation and implementation. The Company has substantially completed all of the five phases for both its internal systems and those of outside vendors and servicers of systems we use. The Company contracts with service bureaus to provide the majority of its data processing and is dependent upon purchased application software. Management believes that all "mission critical" systems have been identified and have been tested for Y2K compliance. Bank personnel have participated with the major provider of our systems in a test of our equipment and our connections to the data center. Some of the smaller systems were tested by other institutions by proxy, as defined by the regulators. The Company believes that the potential effects on operations from Y2K issues can and will be addressed prior to the Y2K. However, unforeseen circumstances could arise, disrupting normal business operations. To this end, the Company has adopted a contingency plan to address alternative methods to enable the Company to continue to offer basic services to its customers. Extensive training of its personnel and testing of the contingency plan has begun and will continue throughout 1999. There can be no assurance that the Company's contingency plan will fully mitigate the effects of such potential failures. The Company has contacted its commercial borrowers and has been informed that they are either compliant or in process of becoming compliant in connection with the Year 2000 issue. As commercial loans represent less than 2% of its assets, the Company believes that the effect of the Year 2000 issue on the Company's commercial borrowers will not have an adverse effect on the Company in general. The Company has not incurred any material costs, and management believes that it will incur costs of no more than $25,000 in connection with the Y2K issue, although there can be no assurances in this regard.


Stock Repurchase Plan To Repurchase Up To 275,000 Shares of Common Stock
------------------------------------------------------------------------

     As of March 31, 1999, the Company has repurchased 252,153 shares of its common stock in connection with its plan to repurchase up to 275,000 shares, or approximately 5.3%, of its outstanding shares of common stock as part of its capital management strategy.

PART II.  OTHER INFORMATION
---------------------------


Legal Proceedings
-----------------

     The Bank is not involved in any litigation, nor is it aware of any pending litigation, other than legal proceedings incidental to the Bank's business. In the opinion of management, no material loss is expected from any such claims or lawsuits.


Exhibits and Report on Form 8-K
-------------------------------

     (a) The following exhibits are filed as part of this report: Exhibit 27, EDGAR Financial Data Schedule

     (b)  No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                       LEEDS FEDERAL BANKSHARES, INC.



Date: May 11, 1999                     By: /s/ Gordon E. Clark
      ---------------------                -------------------------------------
                                           Gordon E. Clark
                                           President and Chief Executive Officer



Date: May 11, 1999                     By: /s/ Kathleen Trumpler
      ---------------------                -------------------------------------
                                           Kathleen Trumpler
                                           Treasurer and Chief Financial Officer