Form 10KSB
period 1999-06-30
LEEDS FEDERAL BANKSHARES
filed 1999-09-28
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 1999

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

                                 (410) 242-1234
                                 --------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:         None
                                                                    ----

Securities Registered Pursuant to Section 12(g) of the Act:    Common Stock, par
                                                                  value $1.00
                                                                   per share
                                                                   ---------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         The issuer's revenues for the fiscal year ended June 30, 1999, were $21.2 million.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq National Market on July 31, 1999, was approximately $15.5 million. This amount includes shares held by the Registrant's ESOP, and excludes shares held by Leeds Federal Bankshares, M.H.C., and the Registrant's directors and senior officers. As of July 31, 1999, there were issued and outstanding 4,810,656 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended June 30, 1999 (Parts II and III).

2. Proxy  Statement  for the 1999 Annual  Meeting of  Stockholders  (Parts I and
   III).

                                     PART I

ITEM 1. Description of Business

General

         Leeds Federal Bankshares, Inc.

         Leeds Federal Bankshares, Inc. (the "Company") is a federal corporation which was organized on November 21, 1997. The only significant asset of the Company is its investment in Leeds Federal Savings Bank (the "Bank"). The Company is majority-owned by Leeds Federal Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). On January 21, 1998, the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the "two-tier" form of mutual holding company ownership. At that time, each share of the Bank's common stock was automatically converted into one share of Company common stock, par value $1.00 per share (the "Common Stock"). At June 30, 1999, the Company had total assets of $331.6 million and stockholders' equity of $48.5 million.

         The Company's principal office is located at 1101 Maiden Choice Lane, Baltimore, Maryland 21229, and its telephone number at that address is (410) 242-1234.

         Leeds Federal Savings Bank

         The Bank is a federally-chartered savings bank headquartered in Baltimore, Maryland. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank System ("FHLB") since 1938.

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

Market Area/Local Economy

         The Bank's market area comprises parts of the Maryland counties of Baltimore, Howard, Harford, Anne Arundel, and Carroll, and Baltimore City, which are part of the Baltimore metropolitan area. Baltimore City is located approximately 30 miles from Washington, D.C., and is part of the Washington-Baltimore Standard Metropolitan Statistical Area. The Bank's market area has a diverse base, although it is significantly influenced by the federal government and the defense industry. The federal government is one of the area's largest employers. Headquartered within the Bank's market area are a number of federal government agencies, including the Social Security Administration and the Health Care Financing Administration. Other major employers and industries within the Bank's market area include General Motors Truck and Bus Group, Pepsi-Cola Company, Black and Decker Corporation, Johns Hopkins University, the University of Maryland--Baltimore County, the University of Maryland--Baltimore, McCormick and Company, Inc., Bethlehem Steel Corp., Northrup Grumman, Fort Meade, Proctor and Gamble Cosmetic and Fragrance Products, The Baltimore Sun, Baltimore Gas and Electric Company, Giant Food, Inc., Bell Atlantic, Blue Cross and Blue Shield of Maryland, Crown Central Petroleum, St. Agnes Hospital, and The Ryland Group, Inc. The Baltimore metropolitan area also has an active tourism industry, and is home to the Baltimore Orioles professional baseball team, the Baltimore Ravens professional football team, the Inner Harbor, and the National Aquarium.

Lending Activities

         Loan and Mortgage-Backed Securities Portfolio Composition. The principal components of the Bank's loan portfolio are fixed-rate conventional first mortgage loans secured by one- to four-family residential real estate, home equity loans, and, to a much lesser extent, commercial real estate and consumer loans. At June 30, 1999, the Bank's net loans receivable totaled $203.9 million, of which $189.3 million, or 92.8%, were one- to four-family residential real estate mortgage loans, $11.5 million, or 5.6%, were home equity loans, $4.0 million, or 2.0%, were consumer loans, and $2.5 million, or 1.2%, were commercial real estate loans.

         The Bank also invests in mortgage-backed securities including pass-through certificates and, to a much lesser extent, collateralized mortgage obligations ("CMOs"). At June 30, 1999, mortgage-backed securities totaled $10.0 million, or 3.0%, of total assets. At June 30, 1999, 54.9% of the Bank's mortgage-backed securities were secured by adjustable rate mortgage ("ARM") loans, and 3.1% were secured by loans with terms of less than five years. Pass-through certificates totaled $9.4 million, or 93.9%, of the Bank's total mortgage-backed securities portfolio at June 30, 1999. All of the Bank's pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae ("GNMA"), or Fannie Mae ("FNMA"). CMOs totaled $607,000 million, or 6.1%, of the Bank's total mortgage-backed securities portfolio on June 30, 1999, all of which were backed by federal agency collateral. The Bank's policy is to hold mortgage-backed securities to maturity.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                                        At June 30,
                              ------------------------------------------------------------------------------------------------
                                    1999               1998                1997                1996                  1995
                              -----------------   ----------------    ----------------   -----------------   ----------------
                              Amount    Percent   Amount   Percent    Amount   Percent   Amount    Percent   Amount   Percent
                              ------    -------   ------   -------    ------   -------   ------    -------   ------   -------
                                                                           (Dollars in Thousands)
Real estate loans:
 One- to four-family
  residential and
  construction ...........   $189,326     92.9%  $172,152    90.5%  $155,233     89.1%  $137,700    90.5%  $127,511    90.8%
 Home equity .............     11,454      5.6     12,769     6.7     13,024      7.5     11,692     7.7     10,108     7.2
 Commercial ..............      2,500      1.2      3,738     2.0      3,763      2.2      1,548     1.0      1,494     1.1
                             --------     ----   --------    ----   --------    -----   --------   -----   --------   -----
  Total real estate
   loans .................    203,280     99.7    188,659    99.2    172,020     98.8    150,940    99.2    139,113    99.1
Consumer loans ...........      3,976      2.0      5,072     2.7      5,069      2.9      3,295     2.2      2,324     1.6
                             --------     ----   --------    ----   --------    -----   --------   -----   --------   -----

  Total loans receivable .    207,256    101.7    193,731   101.9    177,089    101.7    154,235   101.4    141,437   100.7

 Less:
 Undisbursed portion of
  loans in process .......      1,905      (.9)     2,025    (1.1)     1,668     (1.0)     1,196     (.8)       121     (.1)
 Unearned loan fees ......        740      (.4)       802     (.4)       790      (.4)       588     (.4)       498     (.4)
 Allowance for loan
 losses ..................        725      (.4)       723     (.4)       536      (.3)       375     (.2)       341     (.2)
                             --------     ----   --------    ----   --------    -----   --------   -----   --------   -----
  Total loans receivable,
   net ...................   $203,886    100.0%  $190,181   100.0%  $174,095    100.0%  $152,076   100.0%  $140,477   100.0%
                             ========    =====   ========   =====   ========    =====   ========   =====   ========   =====

Mortgage-backed securities   $ 10,008            $ 16,412           $  22,160           $ 28,917           $ 34,749
                             ========            ========           =========           ========           ========

         Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth the maturity or period of repricing of the Bank's loan and mortgage-backed securities portfolio at June 30, 1999. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable rate ("ARM") loans, floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                                                                     Beyond
                                          Within       1-3          3-5        5-10        10-20       20
                                          1 Year      Years        Years       Years       Years      Years       Total
                                          ------      -----        -----       -----       -----      -----       -----
                                                                             (In Thousands)
Real estate loans:
  One- to four-family
   residential and construction ......   $  4,373    $  6,174    $ 15,751    $ 29,600    $ 67,364    $ 66,064    $189,326
  Home equity ........................      7,763         267         629       2,780          15          --      11,454
  Commercial .........................      2,500          --          --          --          --          --       2,500
  Consumer loans .....................        533       1,781       1,579          83          --          --       3,976
                                         --------    --------    --------    --------    --------    --------    --------
   Total loans .......................     15,169       8,222      17,959      32,463      67,379      66,064     207,256
                                         --------    --------    --------    --------    --------    --------    --------
Mortgage-backed securities (1) .......      6,373          --         312       2,176         399         777      10,037
                                         --------    --------    --------    --------    --------    --------    --------
  Total loans and mortgage-backed
  securities .........................   $ 21,542    $  8,222    $ 18,271    $ 34,639    $ 67,778    $ 66,841    $217,293
                                         ========    ========    ========    ========    ========    ========    ========

------------
(1)  Does not include discounts and premiums.


         Fixed- and Adjustable-Rate Loan and Mortgage-Backed Securities Schedule. The following table sets forth at June 30, 1999, the dollar amount of fixed rate loans and mortgage-backed securities that mature after June 30, 2000, and all adjustable rate loans and mortgage-backed securities that mature or reprice after June 30, 2000.

                                             Fixed       Adjustable       Total
                                             -----       ----------       -----
                                                      (In Thousands)
Real estate loans:
  One- to four-family
   residential and construction ......      $173,724      $ 11,229      $184,953
  Home equity ........................         3,691            --         3,691
  Commercial .........................            --            --            --
  Consumer loans .....................         3,443            --         3,443
                                            --------      --------      --------
   Total .............................      $180,858      $ 11,229      $192,087
                                            ========      ========      ========

Mortgage-backed securities ...........      $  3,664      $     --      $  3,664
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

         Commercial Real Estate Loans. The Bank originates commercial real estate loans on a limited basis. At June 30, 1999, the Bank had one such loan which represented 1.2% of the Bank's loan portfolio. The Bank generally does not solicit such loans, and originates such loans selectively and on a case-by-case basis. Because of the increased credit risk associated with such loans and the low level of demand for such loans in the Bank's primary market area, the Bank does not expect commercial real estate lending to constitute a significant part of loan originations in the foreseeable future. At June 30, 1999, the Bank's commercial real estate loan totaled $2.5 million.

         Home Equity Loans. The Bank also originates variable and fixed rate home equity loans. As of June 30, 1999, variable rate home equity loans totaled $7.8 million, or 3.8%, of the Bank's total loan portfolio. The interest rates of the Bank's variable rate home equity loans adjust based on the prime interest rate and are generally for terms of up to 15 years. At June 30, 1999, fixed rate home equity loans totaled $3.7 million. The Bank's home equity loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 75% or less.

         Consumer Loans. To a much lesser extent, the Bank also originates consumer loans collateralized principally by automobiles and deposit accounts. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as automobiles.

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

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, 90-day periods in the case of loans to purchase existing real estate, and 120-day periods for construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Title insurance, based on a title search of the property, is required on all loans secured by real property. At June 30, 1999, the Bank had outstanding loan commitments of $6.4 million. This amount does not include $14.9 million of undisbursed lines of credit on home equity loans, and the unfunded portion of loans in process.

         Origination, Purchase and Sale of Loans. The table below shows the Bank's originations of loans for the periods indicated.


                                                     Years Ended June 30,
                                            ------------------------------------
                                               1999         1998         1997
                                               ----         ----         ----
                                                         (In Thousands)
Loans receivable at beginning
 of period, excluding loans
 in process .............................   $ 191,706    $ 175,421    $ 153,039
Originations:
 Real estate:
  One- to four-family residential .......      53,207       41,206       35,919
  Home equity (1) .......................       6,429        7,571        7,657
  Commercial ............................          --           --        2,500
 Consumer passbook loans (2) ............         (40)          81          (39)
 Consumer loans, other ..................       1,118        1,785        2,699
                                            ---------    ---------    ---------
   Total originations ...................      60,714       50,643       48,736
                                            ---------    ---------    ---------
  Transfer of mortgage loans to
   foreclosed real estate ...............          --           --
Repayments ..............................     (47,071)     (34,353)     (26,364)
Loan charge-off/transfer provision ......           2           (5)          10
                                            ---------    ---------    ---------
Net loan activity .......................      13,645       16,285       22,382
                                            ---------    ---------    ---------
     Total loans receivable at end
      of period, excluding loans
      in process ........................   $ 205,351    $ 191,706    $ 175,421
                                            =========    =========    =========

--------------
(1) Includes disbursements from existing home equity loans. (2) Represents net changes in ending balances.

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment of the related loan. At June 30, 1999, the Bank had $740,000 of deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, the Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges and late charges. The Bank recognized fees and service charges of $132,000, $137,000 and $130,000, for the fiscal years ended June 30, 1999,
1998, and 1997, respectively.

Mortgage-Backed Securities

         A significant part of the Bank's business involves investments in mortgage-backed securities. At June 30, 1999, all of the Bank's mortgage-backed securities were insured or guaranteed by a United States Government agency or sponsored corporation. The Bank's mortgage-backed securities portfolio includes primarily pass-through certificates and, to a lesser extent, CMOs. The Bank invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

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

         Set forth below is information relating to the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.

                                                  Years Ended June 30,
                                         ---------------------------------------
                                            1999          1998           1997
                                            ----          ----           ----
                                                     (In Thousands)
Mortgage-backed securities
 at beginning of period ...........      $ 16,412       $ 22,160       $ 28,917
Purchases .........................            --             --             --
Repayments ........................        (6,415)        (5,769)        (6,791)
Other (1) .........................            11             21             34
                                         --------       --------       --------
Mortgage-backed securities
 at end of period .................      $ 10,008       $ 16,412       $ 22,160
                                         ========       ========       ========
--------
(1)  Includes net discount/premium amortization.


         The  following   table  sets  forth   selected  data  relating  to  the
composition of the Bank's mortgage-backed securities as of the dates indicated.

                                                         At June 30,
                               --------------------------------------------------------------
                                      1999                  1998                  1997
                               ------------------    ------------------    ------------------
                               Amount     Percent    Amount     Percent    Amount     Percent
                               ------     -------    ------     -------    ------     -------
                                                    (Dollars in Thousands)
Pass-through certificates:
  Adjustable .............   $  5,495       54.9%  $  7,624       46.5%  $  9,970       45.0%
  Fixed ..................      3,935       39.3      7,068       43.0     10,375       46.8
                             --------      -----   --------      -----   --------      -----
   Total pass-through
    certificates .........      9,430       94.2     14,692       89.5     20,345       91.8
                             --------      -----   --------      -----   --------      -----

CMOs:
  Adjustable .............        607        6.1      1,759       10.7      1,876        8.5
                             --------      -----   --------      -----   --------      -----
   Total CMOs ............        607        6.1      1,759       10.7      1,876        8.5
                             --------      -----   --------      -----   --------      -----
  Unamortized discount
   and premium ...........        (29)      (0.3)       (39)      (0.2)       (61)      (0.3)
                             --------      -----   --------      -----   --------      -----
    Total mortgage-backed
     securities ..........   $ 10,008      100.0%  $ 16,412      100.0%  $ 22,160      100.0%
                             ========      =====   ========      =====   ========      =====

         At June 30, 1999, mortgage-backed securities totaled $10.0 million, or 3.0%, of total assets. ARM loans collateralized 61.0% of the Bank's mortgage-backed securities portfolio, and loans with terms of less than five years collateralized 5.8% of the Bank's mortgage-backed securities portfolio. Pass-through certificates totaled $9.4 million, or 93.9%, of the Bank's total mortgage-backed securities portfolio at June 30, 1999. All of the Bank's pass-through certificates are insured or guaranteed by the Freddie Mac, the GNMA, or the FNMA. CMOs totaled $607,000, or 6.1%, of the Bank's total mortgage-backed securities portfolio on that same date, all of which were backed by federal agency collateral. At June 30, 1999, all the Bank's mortgage-backed securities were held for investment. At June 30, 1999, the Bank's mortgage-backed securities portfolio had a fair market value of $10.2 million.

Delinquencies and Classified Assets

         Delinquencies. The Bank's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge. If delinquency continues, on the first day of the second month, a delinquent notice is mailed along with a letter advising that the mortgagors are in violation of the terms of their mortgage contract. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. The Bank's attorney has been authorized by the Board of Directors to send a letter on the first day of the third month advising of pending legal action. This letter grants mortgagors an additional 15 days to bring the account to date prior to the start of any legal action. If not paid, foreclosure proceedings are initiated.

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

         Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more, real estate owned by the Bank and other nonperforming assets at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15. At June 30, 1999, the Bank had six loans on nonaccrual status, totaling $2.8 million. At June 30, 1999, the Company had a $2.5 million loan which matured in June 1998, and has not been repaid. The borrower has declared bankruptcy, and the scheduled foreclosure proceedings on the loan have been temporarily suspended. Based on a current appraisal and other factors, the Company believes it will not incur a material loss on this loan.

                                                          At June 30,
                                         -----------------------------------------------
                                           1999         1998        1997    1996    1995
                                           ----         ----        ----    ----    ----
                                                      (Dollars in Thousands)
Delinquent loans:
  One- to four-family residential ...   $     264    $      19    $   88    $100    $104
  Consumer loans ....................          --           --        --      --       7
  Commercial loans ..................       2,500        2,500        --      --      --
                                        ---------    ---------    ------    ----    ----
   Total delinquent loans ...........   $   2,764    $   2,519    $   88    $100    $111
                                        ---------    =========    ======    ====    ====

Total real estate owned (1) .........   $      --    $      --    $   --    $ --    $ --
Other nonperforming assets ..........          --           --        --      90     150
                                        ---------    ---------    ------    ----    ----
   Total nonperforming assets .......   $      --    $      --    $   --    $ 90    $150
                                        =========    =========    ======    ====    ====

Total loans delinquent 90 days
 or more to net loans receivable ....        1.36%        1.32%      .05%    .07%    .08%
Total loans delinquent 90 days
 or more to total assets ............         .83%         .83%      .03%    .04%    .04%
Total nonperforming loans and
 nonperforming assets to total assets         .83%         .83%      .03%    .07%    .10%

------------
(1) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property was recorded at the lower of its fair value or the principal balance of the related loan.

         During the year ended June 30, 1999, gross interest income of approximately $286,000 would have been recorded on nonperforming and restructured loans, under their original terms, if the loans had been current throughout the period. $193,000 was actually recorded on these assets during the year ended June 30, 1999.

         The following table sets forth information with respect to loans delinquent 60-89 days and 90 days or more in the Bank's portfolio at the dates indicated.

                                                           At June 30,
                                                  ------------------------------
                                                   1999         1998       1997
                                                   ----         ----       ----
                                                         (In Thousands)
Loans delinquent 60-89 days ................      $   60      $  169      $   32
Loans delinquent 90 days or more ...........      $2,764      $2,519          88
                                                  ------      ------      ------
 Total delinquent 60 days or more ..........      $2,824      $2,688      $  120
                                                  ======      ======      ======

         The following table sets forth information with respect to the Bank's delinquent loans and other problem assets at June 30, 1999.

                                                            At June 30, 1999
                                                            -----------------
                                                            Balance    Number
                                                            -------    ------
                                                              (In Thousands)
Residential real estate:
  Loans 60 to 89 days delinquent .....................     $   60       1
  Loans 90 days or more delinquent ...................        264       5
Commercial real estate:
  Loans 60 to 89 days delinquent .....................         --      --
  Loans 90 days or more delinquent ...................      2,500       1
Consumer loans 90 days or more delinquent ............         --      --
Foreclosed real estate and repossessions .............         --      --
Other nonperforming assets ...........................         --      --
Restructured loans within the meaning of
 Statement of Financial Accounting
 Standards No. 15 (not included in
 other nonperforming categories above) ...............         --      --
Loans to facilitate sale of real
 estate owned ........................................         --      --


         Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At June 30, 1999, the Bank had three loans totaling $230,000 classified as special mention, secured by one- to four- family residences.

         The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                                          At June 30,
                                               ---------------------------------
                                                 1999         1998         1997
                                                 ----         ----         ----
                                                        (In Thousands)
Substandard assets (1) .................       $2,764       $2,519       $    --
Doubtful assets ........................          152           --            --
Loss assets ............................           --           --            --
                                               ------       ------       -------
   Total classified assets .............       $2,916       $2,519       $    --
                                               ======       ======       =======

--------
(1) Includes REO and other nonperforming assets.


         Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectability of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended June 30, 1999, 1998 and 1997, the Bank added $39,000, $192,000 and $151,000, respectively, to the provision for loan losses. The Bank's allowance for loan losses totaled $725,000, $723,000 and $536,000, at June 30, 1999, 1998, and 1997, respectively.

         Management believes that the allowance for losses on loans and investments in real estate are adequate. While management uses available information to recognize losses on loans and investments in real estate, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes periodically review the Bank's allowances for losses on loans and investments in real estate. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated. Of the total allowance for loan losses at June 30, 1999, $404,000 has been allocated to one- to four-family residential real estate loans, $250,000 to commercial real estate loans and $71,000 to consumer loans.

                                                                           At June 30,
                                                --------------------------------------------------------------
                                                  1999           1998          1997          1996        1995
                                                  ----           ----          ----          ----        ----
                                                                         (Dollars in Thousands)
Total loans outstanding ....................   $ 203,886     $ 190,181     $ 174,095     $ 152,076    $ 140,477
Average loans outstanding ..................     195,371       182,882       164,321       143,126      143,829

Allowance balances (at beginning of period)          723           536           375           341          317
Provision for losses on real estate loans ..          39           192           151            34           24
Transfer from provision for other assets ...          --            --            30            --           --
Charge-offs ................................         (37)           (5)          (20)           --           --
                                               ---------     ---------     ---------     ---------    ---------
Allowance balances (at end of period) ......   $     725     $     723     $     536     $     375    $     341
                                               =========     =========     =========     =========    =========

Allowance for loan losses as a percentage of
  net loans receivable at end of period ....         .35%          .38%          .31%          .25%         .24%


Investment Activities

         The Bank's investment portfolio comprises investment securities, securities purchased under agreements to resell, secured short-term loans to commercial banks, Federal Home Loan Bank stock, and interest-earning deposits in other institutions. The Bank has no investments in corporate or unrated securities. At June 30, 1999, $30.3 million, or 29.6%, of the Bank's investment portfolio was scheduled to mature in one year or less, $1.6 million, or 1.6%, was scheduled to mature in from one to five years, and $70.6 million was scheduled to mature in over five years.

         The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. See "Regulation--Federal Regulation of Savings Institutions--Liquidity." The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Management believes that the higher levels are prudent because of the possibility that interest rates may increase. By maintaining high levels of liquidity, the Bank is able to reinvest its assets more quickly in response to changes in market interest rates, thereby reducing its exposure to interest rate volatility. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. Currently, due to savings deposit growth, the Bank's liquidity levels are higher than they have been in recent periods.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.


                                                          At June 30,
                                                  ------------------------------
                                                    1999        1998       1997
                                                    ----        ----       ----
                                                         (In Thousands)
Investment securities:
  U.S. Government and agency obligations ......   $ 68,700   $ 44,685   $ 48,644
  Freddie Mac preferred stock .................      3,950      3,205      2,384
  Other equity securities .....................         68         --         --
                                                  --------   --------   --------
    Total investment securities ...............   $ 72,718   $ 47,890   $ 51,028

Securities purchased under agreements
 to resell ....................................         --         --      5,518
Short-term investments/money market
 accounts .....................................     12,941      4,777      2,722
Secured short-term loans to
 commercial banks (1) .........................     10,012     18,405      9,736
FHLB stock ....................................      1,936      2,377      2,377
Interest-earning deposits in other
 institutions .................................      4,964     11,906     11,172
                                                  --------   --------   --------
    Total investments .........................   $102,571   $ 85,355   $ 82,553
                                                  ========   ========   ========

----------

(1) Includes Federal Funds sold and other deposits.

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Bank's investment portfolio at June 30, 1999.

                                                                      At June 30, 1999
                            --------------------------------------------------------------------------------------------------------
                             One Year or Less     One to Five Years     Five to Ten Years    More than Ten Years     Total
                            --------------------------------------------------------------------------------------------------------
                                     Annualized        Annualized           Annualized       Annualized                   Annualized
                                      Weighted          Weighted             Weighted         Weighted                     Weighted
                            Carrying  Average Carrying   Average  Carrying   Average Carrying  Average  Carrying  Market    Average
                              Value    Yield    Value     Yield     Value     Yield    Value    Yield    Value    Value     Yield
                              -----    -----    -----     -----     -----     -----    -----    -----    -----    -----     -----
                             (Dollars in Thousands)
Investment securities:
US. Government agency
 securities ..............   $   --      --%   $  600     6.24%   $2,501     6.61%    $64,023    7.08%  $67,124   $64,439     7.06%
U.S. Government treasury
 securities ..............      576    4.76     1,000     7.50        --       --          --      --     1,576     1,531     6.60
Freddie Mac preferred
 stock ...................       --      --        --       --        --       --       3,950     .93     3,950     3,950      .98
Other equity
 securities ..............       --      --        --       --        --       --          68    1.48        68        68     1.48
                             ------    ----    ------     ----    ------     ----     -------    ----   -------   -------     ----
 Total investment
 securities ..............   $  576    4.76%   $1,600     7.03%   $2,501     6.61%    $68,041    6.72%  $72,718   $69,988     6.71%


Short-term investments/
money market accounts ....   12,941    4.97        --       --        --       --          --      --    12,941    12,941     4.97
Secured short-term loans
 to commercial banks .....   10,012    4.73        --       --        --       --          --      --    10,012    10,012     4.73
FHLB stock ...............    1,936    7.50        --       --        --       --          --      --     1,936     1,936     7.50
Interest earning
 deposits in other
 institutions ............    4,964    5.15        --       --        --       --          --      --     4,964     4,964     5.15
                             ------    ----    ------     ----    ------     ----     -------    ----   -------   -------     ----
  Total investments ......  $30,429    5.08%   $1,600     7.03%   $2,501     6.61%    $68,041    6.72% $102,571   $99,841     6.24%
                            =======    ====    ======     ====    ======     ====     =======    ====  ========   =======     ====

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

         Savings Portfolio. Savings in the Bank as of June 30, 1999 were represented by the various types of deposit programs described below.



   Weighted                                                                                           Percentage
   Average                                                               Minimum                       of Total
Interest Rate     Minimum Term      Checking and Savings Deposits        Amount         Balances        Savings
-------------     ------------      -----------------------------        ------         --------        -------
                                                                                      (In Thousands)
       --%            None            Noninterest-bearing demand         $   500        $    896           .33%
    1.992             None            NOW Accounts                           300           6,076          2.21
    3.151             None            Passbooks and Statement Savings         50          20,018          7.29
    4.685             None            Money Market Accounts                  100          61,368         22.35
    3.334             None            Anniversary Bonus Account              100           4,466          1.62
    3.350             None            Club Accounts                            5             143           .05
                             Certificates of Deposit
                             -----------------------
     3.95           3 months          Fixed term, fixed rate               1,000             399           .15
     4.69           6 months          Fixed term, fixed rate               1,000           4,769          1.74
     5.08           12 months         Fixed term, fixed rate               1,000          22,370          8.15
     5.04           13 months         Fixed term, fixed rate              10,000             888           .32
     5.25           18 months         Fixed term, fixed rate               1,000           4,803          1.75
     5.16           18 months         Fixed term, fixed rate               5,000          71,593         26.07
     5.41           24 months         Fixed term, fixed rate               1,000          22,560          8.20
     5.49           36 months         Fixed term, fixed rate               1,000          18,296          6.66
     5.60           48 months         Fixed term, fixed rate               1,000           1,335           .49
     6.32           60 months         Fixed term, fixed rate               1,000          22,809          8.31
     5.34        Various (15-20)      Fixed term, fixed rate               5,000           3,619          1.32
     5.00        Various (14-25)      Fixed term, variable rate            1,000           7,826          2.85
     7.50        Various (3-60)       Fixed term, fixed rate              90,000             392           .14
                                                                                        --------        ------
                                                                                        $274,626        100.00%
                                                                                        ========        ======

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                                                        At June 30,
                         ---------------------------------------------------------------------------------------------------------
                                    1999                        1998                         1997                       1996
                         --------------------------  --------------------------    -------------------------   -------------------
                                  Percent   Change            Percent                       Percent                        Percent
                         Balance     (1)      (2)    Balance    (1)      Change    Balance    (1)     Change    Balance       (1)
                         -------  -------   -------  -------  -------    ------    -------  -------   ------    -------    -------
                                                                         (Dollars in Thousands)
Anniversary bonus
 account ............   $  4,466     1.63%  $ (641)  $  5,107     2.08%  $(1,384) $  6,491    2.79%  $(1,289)   $  7,780     3.5%
NOW and demand
 accounts ...........      6,973     2.54      685      6,288     2.56     1,173     5,115    2.20       892       4,223     1.9
Passbooks, statements
 and clubs ..........     20,161     7.34    1,809     18,352     7.49      (506)   18,858    8.11       436      18,422     8.3
Money market deposit
 accounts ...........     61,369    22.35   (2,423)    63,792    26.01   (11,231)   75,023   32.26     6,936      68,087    30.6

Time deposits that
 mature:
  within 12 months ..     98,563    35.89    7,397     91,166    37.17    14,544    76,622   32.94     6,505      70,117    31.6
  within 13-36 months     76,055    27.69   21,642     54,413    22.18    10,589    43,824   18.84     2,716      41,108    18.5
  beyond 36 months ..      7,039     2.56      887      6,152     2.51      (505)    6,657    2.86    (5,752)     12,409     5.6
                        --------   ------  -------   --------    -----    ------  --------   -----    ------    --------    ----

   Total deposits ...   $274,626    100.0% $29,356   $245,270    100.0%  $12,680  $232,590   100.0%  $10,444    $222,146   100.0%
                        ========    =====  =======   ========    =====   =======  ========   =====   =======    ========   =====

----------
(1)  Represents percentage of total deposits.
(2) Represents increase (decrease) in balance from end of prior period.

         Time Deposit Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated:

                                                     At June 30,
                                      ------------------------------------------
                                         1999             1998            1997
                                         ----             ----            ----
                                                    (In Thousands)
Rate
----
3.00 - 5.99% ................         $168,087         $132,687         $ 96,982
6.00 - 7.99% ................           13,570           19,044           30,121
                                      --------         --------         --------
                                      $181,657         $151,731         $127,103
                                      ========         ========         ========


         Time Deposit Maturities. The following table sets forth the amount and maturities of time deposit at June 30, 1999.

                                             Amount Due
                        -------------------------------------------------------
                        Less Than      1-2        2-3        After
                         One Year     Years      Years      3 Years      Total
                         --------     -----      -----      -------      -----
Rate                                          (In Thousands)
----
3.00 - 5.99% .......    $ 88,009    $ 62,277    $ 10,790    $  7,011    $168,087
6.00 - 7.99% .......      10,554       2,886         102          28      13,570
                        --------    --------    --------    --------    --------
                        $ 98,563    $ 65,163    $ 10,892    $  7,039    $181,657
                        ========    ========    ========    ========    ========


         Large Certificates of Deposit Maturities. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 1999. This amount does not include other savings account deposits of $100,000 or more, which totaled approximately $17.6 million at June 30, 1999.

                                                Certificates
         Maturity Period                         of Deposit
         ---------------                         ----------
                                                (In Thousands)
Three months or less ..........................    $ 6,750
Three through six months ......................      4,852
Six through twelve months .....................      9,442
Over twelve months ............................     20,311
                                                   -------
     Total ....................................    $41,355
                                                   =======

         Change in Deposits. The following table sets forth changes in total deposits of the Bank for the periods indicated:

                                                         At June 30,
                                              ----------------------------------
                                                 1999         1998         1997
                                                 ----         ----         ----
Rate                                                    (In Thousands)
----
Balance at beginning of period ............   $ 245,270   $ 232,590   $ 222,146
Net (withdrawals)/deposits ................      16,391         566      (1,105)
Interest credited .........................      12,965      12,114      11,549
                                              ---------   ---------   ---------
      Ending balance ......................   $ 274,626   $ 245,270   $ 232,590
                                              =========   =========   ---------
      Net increase in deposits ............   $  29,356   $  12,680   $  10,444
                                              =========   =========   =========


Borrowings

         Deposits are the Bank's primary source of funds. The Bank may also obtain funds from the FHLB and through reverse repurchase agreements. FHLB advances are collateralized by selected assets of the Bank. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. In 1994, the Employee Stock Ownership Plan and Trust ("ESOP") borrowed funds from an unrelated third party lender to finance the purchase of 144,000 shares of Common Stock. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of up to ten years. At June 30, 1999, the balance on the ESOP loan was $471,000 and was reported as an obligation of the Bank.

         Although the Bank has rarely done so, it may also sell securities under agreements to repurchase with selected dealers (reverse repurchase agreements) as a means of obtaining short-term funds as market conditions permit. In areverse repurchase agreement, a fixed dollar amount of securities would be sold to a dealer under an agreement to repurchase the securities at a specific price within a specific period of time, typically not more than 180 days. Reverse repurchase agreements are treated as financings of the Bank and the obligations to repurchase securities sold are reflected as a liability of the Bank. The dollar amount of securities underlying the agreements remain an asset of the Bank. There were no securities sold under agreements to repurchase outstanding at June 30, 1999.

Competition

         As of June 30, 1999, the Bank was the fourth largest savings institution headquartered in the Bank's market area. The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, other savings associations, and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Bank expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing large banks and savings banks. Many such institutions have greater financial and marketing resources available to them than does the Bank. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. In recent years, additional strong competition has come from stock and bond dealers and brokers. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising.

Personnel

         As of June 30, 1999, the Bank had 26 full-time and six part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

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

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans to one borrower limit was $7.3 million at June 30, 1999. As of June 30, 1999, the Bank was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Requirement. The HOLA requires savings institutions to be qualified thrift lenders ("QTL"). To be a QTL, the Bank can either satisfy the QTL test, or the Domestic Building and Loan Association ("DBLA") Test of the Internal Revenue Code of 1986, as amended (the "Code"). Under the QTL test, a savings bank is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage- backed and related securities on a monthly basis in 9 out of every 12 months. Under the DBLA test, an institution must meet a "business operations test" and a "60% of assets test." The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirements when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations; or (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. The general public may not include family or related business groups or persons who are officers or directors of the institution.

         The 60% of assets test requires that at least 60% of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The DBLA test does not include, as the QTL test does to a limited or optional extent, mortgage loans originated and sold into the secondary market and subsidiary investments. A savings bank that fails to be a QTL must either convert to a bank charter or operate under certain restrictions. As of June 30, 1999, the Bank maintained 83.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100 percent of its net income during the calendar year, plus its retained net income for the preceding two years. As of June 30, 1999, the Bank was a "well-capitalized" institution.

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

         Liquidity. The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended June 30, 1999 was 43.2%, which exceeded the then applicable requirements.

         Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution'sconsolidated total assets, as reported in the institution's latest quarterly thrift financial report. Based on assets at June 30, 1999, the Bank has a semi-annual assessment of approximately $36,000.

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

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At June 30, 1999, the Bank was in compliance with the regulations.

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

         Capital Requirements. A 4% tier 1 core capital ratio, a 4% tier 1 risk-based ratio, and an 8% total risk-based ratio. Tier 1 core capital is defined as common stockholders' equity less investments in and advances to "nonincludable" subsidiaries, goodwill and other intangible assets, nonqualifying equity instruments and disallowed servicing assets, and other disallowed assets; plus accumulated losses(gains) on certain available-for-sale securities and cash flow hedges (net of taxes), qualifying intangible assets, minority interest in includable consolidated subsidiaries, and mutual institutions' nonwithdrawable deposit accounts. Adjusted total assets is defined as total assets less assets of "nonincludable" subsidiaries, goodwill and other intangible assets and disallowed servicing assets and other disallowed assets; plus accumulated losses(gains) on certain available-for sale securities and cash flow hedges, and qualifying intangible assets. Total risk-based capital is defined as tier 1 (core) capital plus 45% of unrealized gains on available-for-sale equity securities, qualifying subordinated debt and redeemable preferred stock, capital certificates, nonwithdrawable deposit accounts not included in core capital, other equity instruments and allowances for loan and lease losses; less equity investment and other assets required to be deducted, low-level recourse deduction and capital reduction for interest-rate risk exposure.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, all assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset.

         At June 30, 1999, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of June 30, 1999.

                                                                                          To Be Well Capitalized
                                                                      For Capital         Under Prompt Corrective
                                              Actual               Adequacy Purposes         Action Provisions
                                      ----------------------    -----------------------   ----------------------
                                       Amount      Ratio (1)      Amount      Ratio (1)     Amount      Ratio(1)
                                       ------      ---------      ------      ---------     ------      --------
As of June 30, 1999:
  Tier I core capital...............  $  46,062     14.1%       $  13,109       4.0%      $  16,386       > 5.0%
  Tier I risk-based capital.........     46,062     28.7            6,418       4.0           9,627       > 6.0%
  Total risk-based capital..........     48,520     30.2           12,837       8.0          16,046       >10.0%

------------
(1) Core capital is calculated on the basis of a percentage of total adjusted assets; risk-based capital levels are calculated on the basis of a percentage of risk-weighted assets.

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

         Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and OTS. The Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Bank is also unable to predict whether the SAIF and BIF funds will eventually be merged.

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Atlanta stock, at June 30, 1999, of $1.9 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Over the past five years such dividends have averaged 7.2%, and were 7.5% for the fiscal year ended June 30, 1999.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $46.5 million, the reserve requirement is $1.4 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

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

(vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any non-conforming activities and divest of any non-conforming investments.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

         Restrictions Applicable to Federally-Chartered Stock Holding Companies The OTS recently adopted new regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. A stock holding company subsidiary of a mutual holding company is permitted to engage in activities that are permitted for its mutual holding company parent and to have the same indemnification and employment contract restrictions imposed that are on the mutual holding company parent.

Federal and State Taxation

         General. The Bank and the Company are subject to federal income taxation in the same manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company.

         Deferred income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized, with certain exceptions, for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based on consideration of available evidence, including tax planning strategies and other factors. The effects of changes in tax laws or rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

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

Executive Officers of the Registrant

         Listed below is information, as of June 30, 1999, concerning the Registrant's executive officers. All of the executive officers have held the positions listed below since the time the registrant was organized in November 1997. In addition, all of the executive officers of the Registrant are officers of the Bank holding the same position as listed below. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

 Name                     Age                               Position
 ----                     ---                               --------
 John F. Amer             73     Chairman of the Board
 Gordon E. Clark          57     President, Chief Executive Officer and Director
 Marguerite E. Wolf       72     Vice Chairman and Director
 Joan H. McCleary         65     Director and Secretary to the Board
 Dale R. Douglas          57     Senior Vice President
 Kathleen G. Trumpler     61     Treasurer


ITEM 2. Description of Property

         (a) The Company conducts its business through a single facility located in Arbutus, Baltimore County, Maryland. The facility opened and has been owned by the Bank since 1960. At June 30, 1999, the net book value of the Company's property and equipment was $1.5 million.

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

         (c) Description of Real Estate and Operating Data. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at June 30, 1999.

ITEM 3. Legal Proceedings

         The Company is periodically involved in claims and lawsuits that are incident to the Company's business. At June 30, 1999, the Company was not involved in any such claim or lawsuit.

ITEM 4. Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year covered by this report, the Registrant did not submit any matters to the vote of security holders.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

         The "Common Stock and Related Matters" and "Stockholder Information" sections of the Registrant's annual report to stockholders for the fiscal year ended June 30, 1999 (the "1999 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 1999 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 6. Management's Discussion and Analysis or Plan of Operations

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 1999 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 7. Financial Statements

         The following sections from the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 1999 Annual Report to Stockholders are incorporated herein by this reference.

                  (i)      Independent Auditors' Report;

                  (ii)     Statements of Financial Condition;

                  (iii)    Statements of Income and Comprehensive Income;

                  (iv)     Statements of Stockholders' Equity;

                  (v)      Statements of Cash Flows; and

                  (vi)     Notes to Financial Statements.


ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The "Proposal I--Election of Directors" section of the Registrant's definitive proxy statement for its 1999 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference. In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Bank's executive officers.

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

                                     PART IV

ITEM 13. Exhibits and Reports on Form 8-K



         (a)  Exhibits
                                                          Sequential Page
                                                         Reference to Prior          Number Where
                                                          Filing or Exhibit        Attached Exhibits
  Regulation S-B                                          Number Attached        Are Located in This
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

         4             Instruments defining the                   *                 Not Applicable
                      rights of security holders,
                         including debentures

         9              Voting trust agreement                  None                Not Applicable

       10.1         Leeds Federal Savings Bank and               **                 Not Applicable
                   Leeds Federal Bankshares, M.H.C.
                  1994 Recognition and Retention Plan

       10.2         Leeds Federal Savings Bank and               **                 Not Applicable
                   Leeds Federal Bankshares, M.H.C.
                        1994 Stock Option Plan

       10.3           Employment Agreement with                  ***                Not Applicable
                         Gordon E. Clark, Jr.

        11             Statement re: computation                 Not                Not Applicable
                        of per share earnings                 Required



        13                  Form of Annual Report to                   13                       Exhibit 13
                                Security Holders

        16               Letter re: change in certifying              None                    Not Applicable
                                   accountants

        18               Letter re: change in accounting              None                    Not Applicable
                                   principles

        21                 Subsidiaries of Registrant                  21                       Exhibit 21

        22                 Published report regarding                 None                    Not Applicable
                          matters submitted to vote of
                                security holders

        23               Consent of Experts and Counsel                23                       Exhibit 23

        28                  Information from reports                  None                    Not Applicable
                               furnished to state
                              insurance regulatory
                                   authorities

        99                     Additional Exhibits                    None                    Not Applicable

--------------




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

*** Filed as an exhibit to the Company's Annual Report on Form 10-KSB (file No. 0-23645) filed with the SEC on September 29, 1998. This previously filed document is incorporated by reference in accordance with Item 601 of Regulation S-B.

         (b)  Reports on Form 8-K:

                  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LEEDS FEDERAL BANKSHARES, INC.


Date:    September 24, 1999                  By: \s\ Gordon E. Clark
                                                 -------------------------------
                                                 Gordon E. Clark, President
                                                 and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: \s\ Gordon E. Clark                     By: \s\ Kathleen G. Trumpler
    ---------------------------------           --------------------------------
    Gordon E. Clark, President, Chief           Kathleen G. Trumpler, Treasurer
    Executive Officer and Director              (Principal Financial/Accounting
    (Principal Executive Officer)               Officer)

Date:  September 24, 1999                   Date:  September 24, 1999


By: \s\ John F. Amer                        By: \s\ Marguerite B. Wolf
    ---------------------------------           --------------------------------
    John F. Amer, Chairman                      Marguerite E. Wolf, Vice
                                                Chairman

Date:  September 24, 1999                   Date:  September 24, 1999


By: \s\ Joan H. McCleary                    By: \s\ Raymond J. Hartman
    ---------------------------------           --------------------------------
    Joan H. McCleary, Director                  Raymond J. Hartman, Director

Date:  September 24, 1999                   Date:  September 24, 1999


By: \s\ John F. Doyle
    ----------------------------------
    John F. Doyle, Director

Date:  September 24, 1999