Form 10QSB
period 1999-09-30
LEEDS FEDERAL BANKSHARES
filed 1999-11-15
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

     Yes [X]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,798,341 shares of the Registrant's common stock outstanding as of October 1, 1999.

                          LEEDS FEDERAL BANKSHARES, INC

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Statements of Financial Condition as of
      September 30, 1999 (unaudited), and June 30, 1999 ..................    1

    Consolidated Statements of Income and Comprehensive Income (unaudited)
      for the three months ended September, 1999 and 1998 ................    2

    Consolidated Statements of Cash Flows (unaudited) for the three months
      ended September 30, 1999 and 1998 ..................................    3

    Notes to Consolidated Financial Statements (unaudited) ...............    5

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations ........................    8

PART II. OTHER INFORMATION ...............................................   12

PART I. FINANCIAL INFORMATION
-----------------------------

  Item 1. Financial Statements

                         LEEDS FEDERAL BANKSHARES, INC.
                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION


                                                     September 30,    June 30,
                                                          1999          1999
                                                     -------------  -----------
                                                      (unaudited)    (audited)
Assets
------
  Cash:
    On hand and due from banks .....................  $  2,553,515    5,093,316
    Interest-bearing deposits ......................     2,063,298    4,964,126
  Short-term investments ...........................    12,156,045   12,941,254
  Secured short-term loans to commercial banks .....     2,453,239   10,011,970
  Investment securities, net (held to maturity) ....    67,717,240   66,167,181
  Investment securities, net (available for sale) ..     6,100,221    6,551,478
  Mortgage backed securities, net (held to maturity)     9,507,004   10,008,111
  Loans receivable, net ............................   215,568,314  203,886,170
  Investment in Federal Home Loan Bank of Atlanta
    stock, at cost .................................     1,935,700    1,935,700
  Property and equipment, net ......................     1,535,261    1,484,620
  Cash surrender value of life insurance ...........     6,461,948    6,399,473
  Accrued interest receivable ......................     2,026,620    1,994,604
  Prepaid expenses and other assets ................       224,212      204,020
                                                      ------------  -----------
      Total assets .................................  $330,302,617  331,642,023
                                                      ------------  -----------

Liabilities and Stockholders' Equity
------------------------------------
  Savings accounts .................................  $277,084,798  274,625,611
  Borrowed funds-Employee Stock Ownership Plan .....       456,000      470,813
  Advance payments by borrowers for taxes, insurance
    and ground rents ...............................     1,296,231    5,203,532
  Federal and state income taxes:
    Currently payable ..............................       574,693      107,577
    Deferred .......................................     1,220,950    1,393,803
  Accrued expenses and other liabilities ...........     1,416,222    1,336,275
                                                      ------------  -----------
     Total liabilities .............................   282,048,894  283,137,611
                                                      ------------  -----------
Stockholders' Equity:
  Common Stock $1 par value:
    20,000,000 shares authorized; 5,195,597 shares
    issued and outstanding .........................     5,195,597    5,195,597
  Additional paid-in capital .......................     9,382,942    9,367,161
  Employee stock ownership plan ....................      (367,201)    (390,682)
  Treasury stock, at cost,(397,256 shares and
    331,941 shares) ................................    (5,485,484)  (4,740,869)
  Retained income, substantially restricted ........    37,467,385   36,734,317
  Accumulated other comprehensive income ...........     2,060,484    2,338,888
                                                      ------------  -----------
      Total stockholders' equity ...................    48,253,723   48,504,412
                                                      ------------  -----------
                                                      $330,302,617  331,642,023
                                                      ------------  -----------

See accompanying notes to consolidated financial statements.

                          LEEDS FEDERAL BANKSHARES, INC
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                      1999            1998
                                                   ----------      ----------
Interest Income:
  First mortgage and other loans ...............   $3,722,728      $3,703,894
  Mortgage-backed securities ...................      162,832         277,088
  Investment securities and short-term
    investments ................................    1,562,993       1,285,630
                                                   ----------      ----------
      Total interest income ....................    5,448,553       5,266,612
                                                   ----------      ----------
Interest expense:
  Savings accounts .............................    3,412,117       3,185,659
  Other ........................................        9,508          12,223
                                                   ----------      ----------
      Total interest expense ...................    3,421,625       3,197,882
                                                   ----------      ----------
      Net interest income ......................    2,026,928       2,068,730

  Provision for loan losses ....................       12,374          29,306
                                                   ----------      ----------
      Net interest income after provision
        for loan losses ........................    2,014,554       2,039,424
                                                   ----------      ----------
Noninterest income:
  Service fees and charges .....................       37,027          34,335
  Other ........................................       62,475          73,108
                                                   ----------      ----------
                                                       99,502         107,443
                                                   ----------      ----------
Noninterest expense:
  Compensation and employee benefits ...........      378,452         399,507
  Occupancy ....................................       65,229          53,896
  SAIF deposit insurance premiums ..............       59,807          56,713
  Advertising ..................................       33,902          30,764
  Other ........................................      146,159         168,921
                                                   ----------      ----------
                                                      683,549         709,801
                                                   ----------      ----------
  Income before provision for income taxes .....    1,430,507       1,437,066

Provision for income taxes .....................      497,967         513,896
                                                   ----------      ----------
  Net Income ...................................      932,540         923,170
                                                   ----------      ----------
Other comprensive income, net of taxes:
  Unrealized gain (loss) on securities
    available for sale, net ....................     (451,257)        131,428
                                                   ----------      ----------
Comprehensive income ...........................   $  481,283       1,054,598
                                                   ----------      ----------
Net income per share of common stock
  Basic ........................................       $  .20             .18
  Diluted ......................................          .19             .18


See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1999 and 1998
                                   (unaudited)


                                                          1999         1998
                                                      ------------  -----------
Cash flows from operating activities:
  Net Income ........................................ $    932,531      923,170
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of loan fees, premiums and
        discounts, net ..............................      (22,213)     (24,512)
      Provision for loan losses .....................       12,374       29,306
      Accretion of premiums (discounts) on
        investments securities and mortgage-backed
        securities, net .............................      (12,600)         666
      Depreciation ..................................       32,104       33,035
      Non-cash compensation under stock based
        benefit plans ...............................       39,262       71,418
      Decrease (increase) in accrued interest
        receivable on securities and loans receivable      (32,016)     237,781
      Increase in income taxes currently payable ....      467,116      465,179
      Increase in accrued expenses and other
        liabilities .................................       79,947       57,981
      Increase in unearned loan fees ................       38,047       20,542
      (Increase) decrease in prepaid expenses and
        other assets ................................      (20,192)       2,407
                                                      ------------  -----------
          Net cash provided by operating activities .    1,514,360    1,816,973
                                                      ------------  -----------

Cash flows from investing activities:
  Purchase of investment securities held to maturity    (1,700,000) (17,187,441)
  Maturity of investment securities held to maturity           -0-   17,200,000
  Maturity of securities available for sale .........          -0-    2,200,000
  Principal repayments of investment securities .....      160,522          -0-
  Loan disbursements, net of repayments .............  (11,710,352)  (3,955,160)
  Purchase of mortgage-backed securities ............     (400,000)         -0-
  Mortgage-backed securities held to maturity
    principal repayments ............................      903,126    1,608,538
  Purchases of property and equipment ...............      (82,745)     (36,924)
  Investment in life insurance policies .............      (62,475)     (72,684)
                                                      ------------  -----------
          Net cash used in investing activities ..... $(12,891,924)    (243,674)
                                                      ------------  -----------

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1999 and 1998
                                   (unaudited)


                                                          1999         1998
                                                      ------------  -----------
Cash flows from financing activities:
  Net increase in savings accounts ..................    2,459,187    3,622,512
  Decrease in advance payments by borrowers for
    taxes, insurance and ground rents ...............   (3,907,301)  (3,812,924)
  Payment of dividends ..............................     (199,463)    (252,395)
  Purchase of treasury stock ........................     (744,615)    (546,620)
  Repayment of borrowed funds .......................      (14,813)         -0-
                                                      ------------  -----------
          Net cash used in financing activities .....   (2,407,005)    (989,427)
                                                      ------------  -----------
Net increase (decrease) in cash and cash equivalents   (13,784,569)     583,872

Cash and cash equivalents at beginning of period ....   33,010,666   36,857,469
                                                      ------------  -----------
Cash and cash equivalents at end of period .......... $ 19,226,097   37,441,341
                                                      ------------  -----------
Supplemental disclosure of cash flow information:

  Cash paid during the period for interest on
    deposits and other borrowings ...................    3,422,000    3,198,000

  Cash paid during the period for income taxes ......       31,000       49,000



See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Leeds Federal Bankshares, Inc.(the Company), its wholly owned subsidiary, Leeds Federal Savings Bank and Leeds Investment Corporation, a wholly owned subsidiary of Leeds Federal Savings Bank. Adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position and results of operations have been recorded. The financial statements have been prepared using the accounting policies described in the June 30, 1999 Annual Report. The results of operations for the three months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the entire year.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and income and comprehensive income for the period. Actual results could differ significantly from those estimates.


(2)  Reclassification of Prior Year's Statements

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.


(3)  Net Income per Share of Common Stock

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

                          LEEDS FEDERAL BANKSHARES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                            (Unaudited and continued)


                                            Three Months            Three Months
                                        Ended September 30,     Ended September 30,
                                                1999                    1998
                                       ---------------------   ---------------------
                                         Basic      Diluted      Basic      Diluted
                                       ---------   ---------   ---------   ---------
Net Income ..........................  $ 932,540   $ 932,540   $ 923,170   $ 923,170

Dividends on unvested common stock
    awards ..........................         --          --      (2,016)       (933)
                                       ---------   ---------   ---------   ---------
Adjusted net income used in EPS
     calculations ...................  $ 932,540   $ 932,540   $ 921,154   $ 922,237
                                       ---------   ---------   ---------   ---------
Weighted average shares outstanding .  4,766,611   4,766,611   5,058,038   5,058,038

Effect of dilutive securities:
  Options ...........................         --      43,139          --      79,895
  Unvested common stock awards ......         --          --          --       7,739
                                       ---------   ---------   ---------   ---------
Adjusted weighted average shares used
  in EPS computation ................  4,766,611   4,809,750   5,058,038   5,145,672
                                       ---------   ---------   ---------   ---------

                          LEEDS FEDERAL BANKSHARES INC
                    NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                               September 30, 1999
                            (Unaudited and continued)


(4)  Dividends on Common Stock

     On September 15, 1999, the Company declared a quarterly cash dividend of $.14 per share. The dividends were payable to stockholders of record as of October 6, 1999 and were paid on October 20, 1999. Leeds Federal Bankshares, M.H.C. (the MHC), which owns 3,300,000 shares of stock in the Company, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $210,000. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration of a dividend solely to the MHC. At September 30, 1999, the cumulative amount of such waived dividends was $8,243,400.


(5)  Impact of New Accounting Standards

     The Financial Accounting Standards Board has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ( SFAS No. 133). SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of SFAS No. 133 is encouraged, but it may not be applied retroactively to financial statements of prior periods. Management has not determined when it will adopt the provisions of SFAS No. 133 but believes that adoption will not have a material effect on the Company's financial position or results of operations.

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


Discussion of Financial Condition Changes
from June 30, 1999 to September 30, 1999
-----------------------------------------

     Cash on hand and due from banks, interest bearing deposits, other liquid investments, investment securities, and investment in FHLB stock totaled approximately $95.0 million, a decrease of approximately $12.7 million, or 11.8%, from June 30, 1999. Mortgage-backed securities totaled $9.5 million, a decrease of $500,000, due to repayments of principal, offset by the purchase of a mortgage-backed security totaling $400,000. Loans receivable totaled $215.6 million, an increase of $11.7 million, or 5.7%, reflecting increased lending activity. The decreases in cash items and mortgage-backed securities were used primarily to fund the increase in loans receivable.

     Deposits increased approximately $2.5 million, to $277.1 million at September 30, 1999. Such increase was primarily attributable to the general market interest rate trends. The Company has offered savings rates that are competitive with other banks. However, it has not relied on brokered funds or negotiated jumbo certificates to maintain deposit levels.

     The Bank is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the Tier 1 core capital requirement, the Tier 1 risk based capital requirement and the total risk based capital requirement. At September 30, 1999, the Bank had Tier 1 core capital of $45.8 million, or 14.2% of total adjusted assets, which was $32.8 million in excess of the requirement of minimum core capital of $13.0 million, or 4% of total adjusted assets; Tier 1 risk based capital of $45.8 million, or 28.1% of risk weighted assets, which was $39.3 million in excess of the requirement of minimum Tier 1 risk based capital of $6.5 million, or 4% of risk weighted assets; and total risk-based capital of $48.1 million, or 29.5% of risk weighted assets, which was $35.0 million in excess of the requirement of a minimum total risk-based capital of 8% of risk weighted assets.


Comparison of Operating Results for Three Month
Periods Ended September 30, 1999 and 1998
-----------------------------------------------

General
-------

     The Company's net income for the three months ended September 30, 1999, totaled $933,000, an increase of $10,000, compared to $923,000 for the three months ended September 30, 1998. Unrealized gains

(losses) on securities available for sale decreased $583,000 to (451,000) for the three months ended September 30, 1999, from $131,000 for the three months ended September 30, 1998. The decrease was due to a decrease in the fair value of the Company's investment securities available for sale due to an increase in interest rates during the quarter. There were no other significant differences between the various line items in the Statements of Income and Comprehensive Income for the two periods.


Net Interest Income
-------------------

     Interest income on loans remained relatively unchanged at $3.7 million for the three months ended September 30, 1999, and 1998, respectively. Total average loans increased $17.5 million to $210.2 million for the current quarter compared to $192.7 for the same quarter last year. The increase in average loans reflected increased loan demand. Funds principally from an increase in average saving deposits and a decrease in mortgage-backed securities were used to fund the increase in average loans. Yield on average loans decreased to 7.1% for the three months ended September 30, 1999, from 7.7% for the same period last year. The decrease in yield on average loans was principally due to new loan originations at lower yields. Interest income on mortgage-backed securities decreased by $114,000 due principally to a decrease in average balance of mortgage-backed securities to $9.8 million from $15.7 million in the first quarter of 1998. Average yield on mortgage-backed securities decreased to 6.7%, from 7.1%. The decreases in average balance of mortgage-backed securities was attributable to principal repayments.

     Interest income on investment securities and short-term investments ("Investments") increased $277,000 to $1.6 million for the three months ended September 30, 1999, from $1.3 million for the three months ended September 30, 1998. The average balance of Investments increased to $101.3 million for the three months ended September 30, 1999, from $84.4 million for the prior period. Average yield of Investments increased slightly to 6.2%, from 6.1%, due to changes in market rates on short term investments.

     Total interest expense increased by approximately $224,000, during the quarter ended September 30, 1999 to $3.4 million from $3.2 million for the quarter ended September 30, 1998. This increase was the result of an increase in average balance of interest-bearing liabilities to $276.9 million from $247.6 million, partially offset by a decrease in the average rate paid on deposits to 4.9% from 5.2%. The increase in the average balances of interest-bearing liabilities and the decrease in rate paid was a result of general market conditions.

     As a result of the foregoing changes, interest expense increased by a greater amount as compared to interest income resulting in a decrease in net interest income of $42,000, to $2.0 million during the three months ended September 30, 1999, as compared to $2.1 million during the three months ended September 30, 1998.


Provision for Loan Losses
-------------------------

     The Company provided $12,000 for loan losses for the three months ended September 30, 1999, and $29,000 during the three months ended September 30,1998. The allowance for loan losses, which was $738,000 at September 30, 1999, is established in accordance with generally accepted accounting principles and exists to absorb losses inherent in the Company's overall loan portfolio. In addition to historical loss experience, the Company considers other factors that are likely to cause credit losses; including changes in economic and business conditions and developments, changes in the nature and volume of the portfolio, trends in the level of past due and classified loans, and the status of nonperforming loans. Based on management's review and analysis, the allowance for loan losses as of September 30, 1999, is considered adequate.

Noninterest Income
------------------

     Noninterest income decreased by approximately $7,000 to $100,000 during the three months ended September 30, 1999, as compared to $107,000 during the three months ended September 30, 1998. The decrease was primarily the result of decreases in income from life insurance contracts.


Noninterest Expense
-------------------

     Noninterest expense for the three months ended September 30, 1999, decreased by approximately $26,000, to $684,000 compared to $710,000 for the three months ended September 30, 1998. Such decrease was due to decreases in compensation and employee benefits, principally reduced Employee Stock Ownership Plan costs, and other expenses, partially offset by an increase in occupancy expenses.


Provision for Income Taxes
--------------------------

     The effective income tax rate for the three months ended September 30, 1999, was 34.8%, compared to 35.8% for the three months ended September 30, 1998. The decrease was due to lower state taxes.


Classified Loans
----------------

     Loans which were 90 or more days delinquent but still accruing totaled $1,000 at September 30, 1999, and $7,000 at June 30, 1999. Loans 90 or more days delinquent and not accruing totaled $2.5 million at September 30, 1999, and $2.7 million at June 30, 1999. As of September 30, 1999, the Company had a $2.5 million loan which matured in June 1998, and has not been repaid. Management has obtained a current appraisal, and based in part on such appraisal, management believes the Company will not incur a material loss on this loan.


Liquidity
---------

     The Company is required to maintain levels of liquid assets as defined by Office of Thrift Supervision regulations. This requirement, which varies from time to time (currently set at 4%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's liquidity ratio averaged 39.10% during the quarter ended September 30, 1999, and equaled 36.47% at September 30, 1999.


Capability of the Company's Data Processing Software
and Hardware to Accommodate the Year 2000
----------------------------------------------------

     The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

     The Company relies upon computers for the daily conduct of its business and for data processing. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Year 2000 ("Y2K) issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that would have date sensitive software may recognize a date during "00" as the year 1900 rather than the year 2000. This could result in a systems failure or miscalculations causing disruptions of operations. The Board of Directors of the Company formed a Y2K Project Team to address how the Company will prepare for January 1, 2000. The Project Team, with the strong support and involvement of senior management, developed an Action Plan comprised of five phases; assessment, evaluation, renovation, validation and implementation. The Company has substantially completed all of the five phases for its internal systems. The Company contracts with service bureaus to provide the majority of its data processing and is dependent upon purchased application software. Management believes that all "mission critical" systems have been identified and have been tested for Y2K compliance. Company personnel have participated with the major provider of our systems in a test of our equipment and our connections to the data center. Some of the smaller systems were tested by other institutions by proxy, as defined by the regulators.

     The Company believes that the potential effects on operations from Y2K issues can and will be addressed prior to January 1, 2000. However, unforeseen circumstances could arise, disrupting normal business operations. To this end, the Company has adopted a contingency plan to address alternative methods to enable the Company to continue to offer basic services to its customers. Extensive training of its personnel and testing of the contingency plan has begun and will continue throughout 1999. There can be no assurance that the Company's contingency plan will fully mitigate the effects of such potential failures. The Company has contacted its commercial borrowers and has been informed that they are either compliant or in process of becoming compliant in connection with the Year 2000 issue. As commercial loans represent less than 2% of its assets, the Company believes that the effect of the Year 2000 issue on the Company's commercial borrowers will not have an adverse effect on the Company in general. The Company has not incurred any material costs, and management believes that it will incur costs of no more than $25,000 in connection with the Y2K issue, although there can be no assurances in this regard.


Stock Repurchase Plan To Repurchase Up To 550,000 Shares of Common Stock
------------------------------------------------------------------------

     As of September 30, 1999, the Company has repurchased a total of 397,256 shares of the 475,000 that were authorized in connection with its repurchase plan. The Board of Directors has announced that the Company plans to continue the repurchase of up to an additional 550,000 shares over the next year as, in the opinion of management, market conditions warrant, and if and when Leeds Federal Savings Bank receives OTS approval of its application to pay sufficient cash to the Company to fund the repurchase plan.

PART II.  OTHER INFORMATION
---------------------------


Legal Proceedings
-----------------

     The Company is not involved in any litigation, or is it aware of any pending litigation, other than legal proceedings incidental to the Company's business. In the opinion of management, no material loss is expected from any such pending claims or lawsuits.


Changes in Securities and Use of Proceeds
-----------------------------------------

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


                                       LEEDS FEDERAL BANKSHARES, INC.



Date:                , 1999            By: /s/ Gordon E. Clark
      ---------------------                -------------------------------------
                                           Gordon E. Clark
                                           President and Chief Executive Officer



Date:                , 1999            By: /s/ Kathleen Trumpler
      ---------------------                -------------------------------------
                                           Kathleen Trumpler
                                           Treasurer and Chief Financial Officer