Form 10QSB
period 1999-12-31
LEEDS FEDERAL BANKSHARES
filed 2000-02-14
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552
                           ---------------------------
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________

                         Commission File Number 0-23645

                          LEEDS FEDERAL BANKSHARES, INC
             (Exact name of registrant as specified in its charter)

UNITED STATES                                          52-2062351
-------------                                          ----------
State or other jurisdiction                         (IRS Employer
of incorporation or organization)                  Identification Number)

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

Yes ____X_____      No ________



APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,614,391 shares of the Registrant's common stock outstanding as of January 1, 2000.

                          LEEDS FEDERAL BANKSHARES, INC

INDEX


                                                                       PAGE
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

     Consolidated  Statements  of  Financial  Condition  as of
     December 31, 1999(unaudited), and June 30, 1998                      1

     Consolidated Statements of Income and Comprehensive Income
     (unaudited)for the three months and six months ended
     December, 1999 and 1998                                              2

     Consolidated Statements of Cash Flows (unaudited) for the six months
     ended December 30, 1999 and 1998                                     3

     Notes to Consolidated Financial Statements (unaudited)               5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8


PART II.  OTHER INFORMATION                                              12

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                          LEEDS FEDERAL BANKSHARES,INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             December 31,                 June 30,
                                                                                                 1999                       1999
                                                                                               -------                     ------
                                                                                               (unaudited)                 (audited)

Assets

    Cash:
          On hand and due from banks                                                        $3,330,930                  5,093,316
          Interest-bearing deposits                                                          2,131,440                  4,964,126
    Short-term investments                                                                   7,901,104                 12,941,254
    Secured short-term loans to commercial banks                                             5,439,872                 10,011,970
    Investment securities, net (held to maturity)                                           67,663,230                 66,167,181
    Investment securities, net (available for sale)                                          5,693,573                  6,551,478
    Mortgage backed securities, net (held to maturity)                                       9,054,002                 10,008,111
    Loans receivable, net                                                                  219,193,056                203,886,170
    Investment in Federal Home Loan Bank of Atlanta stock, at cost                           1,935,700                  1,935,700
    Property and equipment, net                                                              1,744,153                  1,484,620
    Cash surrender value of life insurance                                                   6,522,308                  6,399,473
    Accrued interest receivable                                                              2,003,956                  1,994,604
    Prepaid expenses and other assets                                                          188,450                    204,020
                                                                                              --------                  ---------

           Total assets                                                                    332,801,774                331,642,023
                                                                                           -----------                -----------

Liabilities and Stockholders' Equity

    Savings accounts                                                                       $280,526,536               274,625,611
    Borrowed funds-Employee Stock Ownership Plan                                                432,000                   470,813
    Advance payments by borrowers for taxes, insurance and groundrents                        2,436,302                 5,203,532
    Federal and state income taxes:
           Currently payable                                                                     82,804                   107,577
           Deferred                                                                           1,066,914                 1,393,803
   Accrued expenses and other liabilities                                                     1,457,698                 1,336,275
                                                                                             ----------                 ---------
                                                                                            286,002,254               283,137,611
Total liabilities                                                                           -----------               -----------

   Stockholders' Equity:
         Common Stock $1 par value:
  20,000,000 shares authorized; 5,195,597 shares
  issued and outstanding                                                                      5,195,597                 5,195,597
         Additional paid-in capital                                                           9,393,781                 9,367,161
         Employee stock ownership plan                                                         (343,820)                (390,682)
         Treasury stock, at cost,(581,206 shares and 331,941 shares)                         (7,422,456)              (4,740,869)
         Retained income, substantially restricted                                           38,168,545                36,734,317
         Accumulated other comprehensive income                                               1,807,873                 2,338,888
                                                                                             ----------                 ---------

Total stockholders' equity                                                                   46,799,520                48,504,412
                                                                                            -----------               -----------


                                                                                           $332,801,774               331,642,023


See accompanying notes to consolidated financial statements.

                          LEEDS FEDERAL BANKSHARES, INC
           Consolidated Statements of Income and Comprehensive Income
                                   (unaudited)


                                                                       Six Months                                 Three Months
                                                                   Ended December 31,                         Ended December 31,

                                                              1999                   1998                   1999               1998
                                                              ====                   ====                   ====               ====

 Interest income:
     First mortgage and other loans                         $7,579,672              7,306,304              3,856,944      3,602,410
     Mortgage-backed securities                                323,459                524,509                160,627        247,421
     Investment securities and short term
    investments                                              3,043,721              2,583,107              1,480,728      1,297,477
                                                           -----------             ----------             ----------      ---------

     Total interest income                                  10,946,852             10,413,920              5,498,299      5,147,308
                                                          ------------            -----------             ----------      ---------

Interest expense:
     Savings accounts                                        6,862,979              6,407,575              3,450,862      3,221,916
     Other                                                      18,240                 22,820                  8,732         10,597
                                                           -----------                -------                -------         ------

     Total interest expense                                  6,881,219              6,430,395              3,459,594      3,232,513
                                                           -----------             ----------             ----------      ---------

     Net interest income                                     4,065,633              3,983,525              2,038,705      1,914,795

Provision for loan losses                                       20,983                 30,916                  8,609          1,610
                                                            ----------             ----------             ----------         ------

     Net interest income after provision for
     loan losses                                             4,044,650              3,952,609              2,030,096      1,913,185
                                                           -----------             ----------             ----------      ---------

Noninterest income:
     Service fees and charges                                   74,937                 67,241                 37,910         32,906
     Other                                                     123,355                140,662                 60,880         67,554
                                                           -----------              ---------                -------         ------
                                                               198,292                207,903                 98,790        100,460
                                                              --------               --------               --------        -------
Noninterest expense:
     Compensation and employee benefits                        799,296                783,541                420,844        384,034
     Occupancy                                                 123,735                106,115                 58,506         52,219
     SAIF deposit insurance premiums                           118,658                112,260                 58,851         55,547
     Advertising                                                65,064                 50,019                 31,162         19,255
     Other                                                     345,390                341,584                199,223        172,663
                                                              --------               --------               --------        -------
                                                             1,452,143              1,393,519                768,586        683,718
                                                            ----------             ----------               --------        -------
     Income before provision for income
     taxes                                                   2,790,799              2,766,993              1,360,300      1,329,927

Provision for income taxes:                                    965,965                988,188                467,998        474,292
                                                            ----------             ----------               --------        -------

     Net income                                              1,824,834              1,778,805                892,302        855,635
                                                           -----------             ----------               --------        -------

Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities
    available for sale, net                                   (531,015)               726,620               (252,611)       595,192
                                                              ---------               --------              ---------       -------

Comprehensive income                                         $1,293,819              2,505,425                639,691     1,450,827
                                                            -----------             ----------             ----------     ---------

Net income per share of common stock
     Basic                                                   $      .39                $   .35              $     .19       $  . 17
                                                            -----------               --------             ----------       -------

     Diluted                                                 $      .38                $   .35              $     .19       $   .17
                                                            -----------               --------             ----------       -------


See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 1999 and 1998
                                   (unaudited)




                                                                                                1999                        1998
                                                                                               ------                      ------

Cash flows from operating activities:
     Net income                                                                               $1,824,834                 1,778,805
     Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of loan fees, premiums and discounts,net                                        45,798                 (116,291)
     Provision for loan losses                                                                    20,983                    30,916
     Accretion of premiums(discounts) on investments securities and
     mortgage-backed securities, net                                                             ( 6,766)                      (2)
     Depreciation                                                                                 63,834                    63,900
     Non-cash compensation under stock based  benefit plans                                       73,482                   129,335
     Decrease (increase) in accrued interest receivable on securities and
     loans  receivable                                                                            (9,352)                  240,905
     (Decrease) increase in income taxes currently payable                                       (24,773)                   58,856
     Increase in accrued expenses and other liabilities                                          121,423                   120,336
     Increase in unearned loan fees                                                               41,087                  (14,457)
     Decrease in prepaid expenses and other assets                                                15,570                   142,266

            Net cash provided by operating activities                                          2,166,120                 2,434,569




Cash flows from investing activities:
    Purchase of investment securities held to maturity                                       ( 1,700,000)             (41,840,000)
    Maturity of investment securities held to maturity                                                -0-               36,792,182
    Maturity of securities available for sale                                                         -0-                3,000,000
    Principal repayments of investment securities                                                206,681                   230,270
    Loan disbursements, net of repayments                                                    (15,414,754)              (3,106,817)
    Purchase of mortgage-backed securities                                                      (400,000)                      -0-
    Mortgage-backed securities held to maturity principal repayments                           1,358,145                 3,364,042
    Purchases of property and equipment                                                         (323,367)                (682,310)
    Investment in life insurance policies                                                       (122,835)                (139,434)

            Net cash used in investing activities                                            (16,396,130)              (2,382,067)


(continued)





   Cash flows from financing activities:
      Net increase in savings accounts                                                          5,900,925               12,274,405
      Decrease in advance payments by borrowers for taxes, insurance
       and ground rents                                                                        (2,767,230)             (2,488,713)
      Payment of dividends                                                                       (390,606)               (474,788)
      Purchase of treasury stock                                                               (2,681,587)             (1,372,120)
      Repayment of borrowed funds                                                                 (38,813)                (24,000)
                                                                                               ----------               ----------
            Net cash provided by financing activities                                              22,689                7,914,784
                                                                                               ----------               ----------
Net increase (decrease) in cash and cash equivalents                                          (14,207,320)               7,967,286

Cash and cash equivalents at beginning of period                                               33,010,666               36,857,469
                                                                                               ----------               ----------

Cash and cash equivalents at end of period                                                    $18,803,346               44,824,755
                                                                                               ----------               ----------
Supplemental disclosure of cash flow information:

    Cash paid for interest on deposits and other
    borrowings                                                                                 $6,881,000                6,430,000

    Cash paid for income taxes                                                                    991,000                  929,000

                                                                                                ---------                ---------




See accompanying notes to consolidated financial statements

                          LEEDS FEDERAL BANKSHARES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                            (Unaudited and continued)



(1)      Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Leeds Federal Bankshares, Inc. (the Company), its wholly owned subsidiary, Leeds Federal Savings Bank and Leeds Investment Corporation, a wholly owned subsidiary of Leeds Federal Savings Bank. Adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position and results of operations have been recorded. The financial statements have been prepared using the accounting policies described in the June 30, 1999 Annual Report. The results of operations for the three months and six months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the entire year.

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

                          LEEDS FEDERAL BANKSHARES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                            (Unaudited and continued)




                                                                      Six Months                                 Six Months
                                                               Ended December 31, 1999                    Ended December 31, 1998

                                                              Basic           Diluted                   Basic            Diluted
                                                              =====           =======                   =====            ========

     Net income                                              $1,824,834       $1,824,834              $1,778,805       $1,778,805
                                                             ----------       ----------              ----------       ----------
     Weighted-average shares outstanding                      4,705,623        4,705,623               5,053,102        5,053,102

     Dilutive securites
     Options                                                                      36,726                                   73,702
                                                              ----------      ----------              ----------         --------

     Adjusted weighted-average shares used
       in EPS computation                                      4,705,623       4,742,349               5,053,102        5,126,804
                                                              ----------      ----------              ----------         ---------






                                                                    Three Months                                Three Months
                                                               Ended December 31, 1999                    Ended December 31, 1998

                                                              Basic           Diluted                   Basic            Diluted
                                                              =====           =======                   =====            ========


     Net income                                              $  892,302        $  892,302               $  855,635       $  855,635
                                                             ----------        ----------               ----------       ----------

     Weighted-average shares outstanding                      4,643,359         4,643,369                5,029,281        6,209,281

     Dilutive securites
     Options                                                                       29,489                                    66,281
                                                              ---------        ----------                ---------        ---------
    Adjusted weighted-average shares used
       in EPS computation                                     4,643,359         4,672,848                5,029,281        5,095,562
                                                            ---------        ----------                ---------        ---------


(4)      Dividends on Common Stock

     On December 15,1999, the Company declared a quarterly cash dividend of $.15 per share. The dividends were payable to stockholders of record as of January 5, 2000 and were paid on January 19, 2000. Leeds Federal Bankshares, M.H.C. (the
MHC), which owns 3,300,000 shares of stock in the Company, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $200,000. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration of a dividend solely to the MHC. At December 31, 1999, the cumulative amount of such waived dividends was $8,738,400.

(5)  Impact of New Accounting Standards

     The Financial Accounting Standards Board has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of SFAS No. 133 is encouraged, but it may not be applied retroactively to financial statements of prior periods. Management has not determined when it will adopt the provisions of SFAS No. 133 but believes that adoption will not have a material effect on the Company's financial position or results of operations.

                         LEEDS FEDERAL BANKSHARES, INC.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

     In addition to historical information, this Quarterly Report contains forward- looking statements. The forward-looking statements contained in this document are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should not place undue reliance on these forward-looking statements, as they reflect management's analysis as of the date of this report. The Company has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including current reports filed on Form 8-K.

     Discussion of Financial Condition Changes from June 30, 1999 to December 31, 1999
-----------------------------------------------------------------------------

     Cash on hand and due from banks, interest bearing deposits, other liquid investments and investment securities totaled approximately $94.1 million at December 31, 1999, a decrease of approximately $13.6 million, or 12.5%, from June 30, 1999. Mortgage-backed securities totaled $9.1 million, a decrease of $1.0 million, or 9.5%, due primarily to repayments of principal, offset by the purchase of a mortgage-backed security totaling $400,000. Loans receivable totaled $219.2 million, an increase of $15.3 million, or 7.5%, due primarily to an increase in mortgage originations.

     Deposits increased approximately $5.9 million, to a total of $280.5 million at December 31, 1999. Such increase was primarily attributable to general market trends. The Company has offered savings rates that are competitive with other banks. However, it has not relied on brokered funds or negotiated jumbo certificates to achieve increased deposit levels.

     The Bank is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the Tier 1 core capital requirement, the Tier 1 risk based capital requirement and the total risk based capital requirement. At December 31, 1999, the Bank had Tier 1 core capital of $44.5 million, or 13.5% of total adjusted assets, which was $31.4 million in excess of the requirement of minimum core capital of $13.1 million, or 4% of total adjusted assets; Tier 1 risk based capital of $44.5 million, or 27.6% of risk weighted assets, which was $38.0 million in excess of the requirement of minimum Tier 1 risk based capital of $6.5 million, or 4% of risk weighted assets; and total risk-based capital of $46.6 million, or 28.9% of risk weighted assets, which was $33.7 million in excess of the requirement of a minimum total risk-based capital of 8% of risk weighted assets.

Comparison of Operating Results for Three and Six Month Periods Ended December 31, 1999 and 1998.
------------------------------------------------------------------------------
General
-------

     The Company's net income for the three months ended December 31, 1999, totaled $892,000, an increase of $37,000, or 4.3% as compared to $856,000 for the three months ended December 31, 1998, due principally to an increase in net interest income partially offset by an increase in noninterest expenses. Unrealized gains (losses) on securities available for sale decreased $848,000 to ($252,611) for the three months ended December 31, 1999, as compared to the same period last year, as a result of a decrease in the fair value of the Company's investment securities available for sale, due to an increase in interest rates during the quarter. The Company's net income for the six months ended December 31, 1999, remained relatively unchanged at $1.8 million as compared to the same period in 1998. Unrealized gains (losses) on securities available for sale decreased $1.3 million to ($531,000) for the six months ended December 31, 1999, as compared to the same period last year, as a result of a decrease in the fair value of the Company's investment securities available for sale, due to an increase in interest rates during the period.

Net Interest Income
-------------------

     Interest income on loans for the three months ended December 31, 1999, totaled $3.9 million, an increase of $255,000, or 7.1%, as compared to $3.6 million for the three months ended December 31, 1998, due to a $24.8 million, or 12.8%, increase in average balance in loans to $218.8 million, partially offset by a decrease in average yield on loans to 7.1% for the three months ended December 31, 1999, from 7.4% for the three months ended December 31, 1998.
Interest income on loans for the six months ended December 31, 1999, totaled $7.6 million, an increase of $273,000, or 3.7%, as compared to the six months ended December 31, 1998. Average balances on loans increased by $21.2 million, or 11.0%, to $214.5 million, for the six months ended December 31, 1999, as compared to the six months ended December 31, 1998, while average yield on loans decreased to 7.1%, from 7.6%. The increases in the average balance in loans was the result of increased loan demand during the three and six months ended December 31, 1999, as compared to the same periods last year. Decreases in average yields on loans for these periods was due principally to new loan originations at lower yields.

     Interest income on mortgage-backed securities decreased by $86,000, to $161,000 for the three months ended December 31, 1999, from $247,000 for the three months ended December 31, 1998. Average yield on mortgage-backed securities decreased to 6.9%, from 7.0%, while average balance of mortgage-backed securities decreased by $4.8 million to $9.3 million from $14.1 million, for the three months ended December 31, 1999, compared to the same period last year. Interest income on mortgage-backed securities decreased by $202,000, to $323,000 for the six months ended December 31, 1999, as compared to $525,000 for the prior period, due principally to a decrease in average balance of mortgage-backed securities of $5.4 million to $9.5 million from $14.9 million, and a decrease in the average yield on mortgage-backed securities to 6.8%, from 7.1%. The decreases in the average balance of mortgage-backed securities and average yields on these securities during the three and six months ended December 31, 1999, as compared to the same periods last year was attributable to higher principal repayments on higher yielding securities.

     Interest income on investment securities and short-term investments ("Investments") increased by $183,000, to $1.5 million for the three months ended December 31, 1999, from $1.3 million for the three months ended December 31, 1998. The average balance of Investments increased by $2.5 million to $93.6 million for the three months ended December 31, 1999, from $91.1 million for the same period in the prior year, while yield on Investments increased to 6.3% from 5.7%. Interest income on Investments increased by $461,000 to $3.0 million during the six months ended December 31, 1999, from $2.6 million for the six months ended December 31, 1998. The average balance of Investments increased by $9.7 million to $97.5 million for the six months ended December 31, 1999, from $87.8 million for the same period in the prior year, while yield on Investments increased to 6.2% from 5.9%. The increases in average balance of Investments for the three and six months ended December 31, 1999, was the result of an increase in the supply of funds to invest in such securities. The increases in average yield on Investments for these periods was due to increases in market rates on short term investments.

     Total  interest  expense  increased by  approximately  $227,000  during the quarter ended December 31, 1999 to $3.5 million from $3.2 million for the quarter ended December 31, 1998. This increase was the result of an increase in average balances of interest bearing liabilities outstanding to $279.8. million from $253.4 million, while average rates paid on deposits decreased to 5.0%, from 5.1%. For the six months ended December 31, 1999, total interest expense increased by $451,000 to $6.9 million, from $6.4 million for the six months ended December 31, 1998. The increase was the result of an increase in average balances of interest bearing liabilities outstanding to $278.4 million from $250.5 million, while average rates paid on deposits decreased to 4.9% from 5.1%. The increases in average balance on interest bearing liabilities outstanding for the three and six months ended December 31, 1999, as compared to the same periods last year, was due to increased customer deposits, while the decrease in average rates paid on deposits for these periods decreased due to general market conditions.

     As a result of the foregoing changes, the increase in interest income was partially offset by an increase in interest expense resulting in an increase in net interest income of $124,000, or 6.5%, to $2.0 million during the three months ended December 31, 1999, as compared to $1.9 million during the three months ended December 31, 1998. During the six months ended December 31, 1999, net interest income increased by $82,000, or 2.1%, to $4.1 million from $4.0 million for the same period in the previous year.

Provision for Loan Losses
-------------------------

     The Bank had a provision for loan losses of $9,000 for the quarter ended December 31, 1999, and $21,000 for the six months ended December 31, 1999. During the three and six months ended December 31, 1998, the Bank had provisions for loan losses of $2,000 and $31,000 respectively. The allowance for loan losses, which was $743,000 and $725,000 at December 31, 1999 and June 30, 1999, respectively, is established in accordance with generally accepted accounting principles and exists to absorb potential losses inherent in the Company's overall loan portfolio. In addition to historical loss experience, the Company considers other factors that are likely to cause credit losses; including changes in economic and business conditions and developments, changes in the nature and volume of the portfolio, trends in the level of past due and classified loans, and the status of nonperforming loans. Based on management's review and analysis of the allowance for loan losses as of December 31, 1999, management considered the allowance for loan losses to be adequate.

Noninterest Income
------------------

     Noninterest income totaled $99,000 and $100,000 during the three months ended December 31, 1999 and 1998, respectively. For the six months ended December 31, 1999, noninterest income decreased to $198,000, from $208,000 for the six months ended December 31, 1998. The decrease was primarily the result of a decrease in income from life insurance contracts, partially offset by increases in service fee income, for the six months ended December 31, 1999.

Noninterest Expense
-------------------

     Noninterest expense for the three months ended December 31, 1999, increased by $85,000 to $769,000, from $684,000, compared to the three months ended December 31, 1998. Compensation and employee benefits increased $37,000 to $421,000 for the three months ended December 31, 1999, from $384,000 for the same period last year, due to additional staffing in anticipation of opening a branch and increasing salaries, partially offset by a decrease in the noncash charge to expense for ESOP shares earned due to a decrease in the market price of the Company's stock. Occupancy, advertising and other expenses increased by $45,000 for the quarter ended December 31, 1999, due to an increase in marketing and other activities. During the six months ended December 31, 1999, noninterest expense increased $59,000 to $1.5 million, from $1.4 million, compared to the six months ended December 31, 1998. This increase was also due to increased compensation costs, higher levels of advertising, and increased occupancy expenses.

Provision for Income Taxes
--------------------------

     The effective income tax rate for the three and six months ended December 31, 1999, was 34.4% and 34.6% respectively, compared to 35.7% for the three and six months ended December 31, 1998. The decrease was due to lower state taxes.

Classified Loans
----------------

     There were no loans which were 90 or more days delinquent but still accruing at December 31, 1999, and such loans totaled $7,000 at June 30, 1999. Loans 90 or more days delinquent and not accruing totaled $2.7 million at December 31, and June 30, 1999. At December 31, 1999, the Company had a $2.5 million loan which matured in June, 1998, and has not been repaid. Management has obtained an appraisal, and based on the appraisal and other factors, believes the Company will not incur a material loss on this loan.

Liquidity
---------

     The Company is required to maintain levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (currently set at 4%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's liquidity ratio averaged 36.06% during the quarter ended December 31, 1999, and equaled 35.74% at December 31, 1999.

Capability of the Bank's Data Processing Software to Accommodate the Year 2000
------------------------------------------------------------------------------

     The following information constitutes "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

     The Company has not incurred any significant disruptions to its operations to date relating to the year 2000 transition. Beyond January 1, 2000, including, for example, potential problems related to the first leap year of the year 2000, the Company continues to monitor its contingency plan in the event it becomes necessary to invoke it. The Company is aware of potential Year 2000 risks to third parties, including vendors, depositors and borrowers and their possible impact on the Company. Based on our assessment of operations through February 10, 2000, the Company is not aware of any significant Year 2000 issues, although there can be no assurances in this regard.

Stock Repurchase Plan and Increased Dividend
--------------------------------------------

     As of December 31, 1999, the Company has repurchased 581,206 shares of its common stock in connection with its plan to repurchase approximately 20% of its outstanding shares of common stock. The Company has the Board's authorization to repurchase an additional 442,235 shares as part of its current plan, as in the opinion of management, market conditions warrant.

     On December 15, 1999, as part of its capital management strategy, the Company announced an increase in its quarterly dividend to $.15, from $.14 for prior periods.

PART II.  OTHER INFORMATION

Legal Proceedings
-----------------

     The Company is not involved in any litigation, nor is it aware of any pending litigation, other than legal proceedings incidental to the Bank's business. In the opinion of management, no material loss is expected from any such claims or lawsuits.

Submission of Matters to a Vote of Security-Holders
---------------------------------------------------

     (A)  On  November  3,  1999,   the  Company  held  its  annual  meeting  of
stockholders.

     (B) At the annual meeting Directors Clark and Doyle were elected to three year terms. The following table shows the terms of all directors.

    Director's Name                             Term Began        Term Expires
    ---------------                             ----------        ------------
    John F. Amer                                    1998              2001
    Gordon E. Clark                                 1999              2002
    John F. Doyle                                   1999              2002
    Raymond J. Hartman, Jr.                         1997              2000
    Joan H. McCleary                                1997              2000
    Marguerite E. Wolf                              1998              2001

     (C) There were present at the Annual Meeting in person or by proxy the holders of 4,800,341 votes, said votes constituting a majority and more than a quorum of the outstanding votes entitled to be cast.

     The stockholders acted on the following two matters at the Annual Meeting, approving each. Set forth below are the results of the stockholder vote on the matters considered at the Annual Meeting.

     (1) The following directors were elected by the stockholders to serve for three year terms:

                                                Votes For              Withheld
                                                ---------              --------
       Gordon E. Clark                          4,540,006              25,111
       John F. Doyle                            4,540,156              24,961

     (2) The appointment of KPMG LLP to be the Company's auditors for the fiscal year ending June 30, 2000, was approved as follows:

                                                       For              Against
                                                      -----             -------
   Number of Votes                                 4,542,586              7,250

     Exhibits and Report on Form 8-K

     No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                LEEDS FEDERAL BANKSHARES, INC.


 Date February 14, 2000                           \s\ Gordon E. Clark
                                                  ---------------------------
                                                  Gordon E. Clark
                                                  President and Chief
                                                  Executive Officer



 Date  February 14, 2000                          /s/ Kathleen Trumpler
                                                  ---------------------------
                                                  Kathleen Trumpler
                                                  Treasurer and Chief
                                                  Financial Officer