Form 10QSB
period 2000-03-31
LEEDS FEDERAL BANKSHARES
filed 2000-05-15
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552
                           ---------------------------
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2000

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

                  -------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicated by a check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,605,531 shares of the Registrant's common stock outstanding as of April 1, 2000.

                          LEEDS FEDERAL BANKSHARES, INC.

                                      INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Statements of Financial Condition as of March 31, 2000
            (unaudited), and June 30, 1999                                     1

      Consolidated Statements of Income and Comprehensive Income (unaudited)
            for the three months and nine months ended March, 2000 and 1999    2


      Consolidated Statements of Cash Flows (unaudited) for the nine months
            ended March 31, 2000 and 1999                                      3

      Notes to Consolidated Financial Statements (unaudited)                   5


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       8



PART II.  OTHER INFORMATION                                                   12

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                          LEEDS FEDERAL BANKSHARES,INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                         March 31,                   June 30,
                                                                                           2000                        1999
                                                                                           -----                       ----
                                                                                        (unaudited)                 (audited)

Assets

    Cash:
         On hand and due from banks                                                      $2,257,561                  5,093,316
         Interest-bearing deposits                                                        1,908,604                  4,964,126
    Short-term investments                                                                8,818,857                 12,941,254
    Secured short-term loans to commercial banks                                          6,268,122                 10,011,970
    Investment securities, net (held to maturity)                                        67,478,320                 66,167,181
    Investment securities, net (available for sale)                                       5,511,359                  6,551,478
    Mortgage backed securities, net (held to maturity)                                    8,677,791                 10,008,111
    Loans receivable, net                                                               218,336,144                203,886,170
    Investment in Federal Home Loan Bank of Atlanta stock, at cost                        2,187,200                  1,935,700
    Property and equipment, net                                                           2,026,255                  1,484,620
    Cash surrender value of life insurance                                                6,617,448                  6,399,473
    Accrued interest receivable                                                           2,035,933                  1,994,604
    Prepaid expenses and other assets                                                       414,094                    204,020
                                                                                           --------                    -------

          Total assets                                                                 $332,537,688                331,642,023
                                                                                      -------------                -----------


Liabilities and Stockholders' Equity

Liabilities:
    Savings accounts                                                                   $278,590,512                274,625,611
    Borrowed funds-Employee Stock Ownership Plan                                            408,000                    470,813
    Advance payments by borrowers for taxes, insurance and ground rents                   3,706,940                  5,203,532
    Federal and state income taxes:
           Currently payable                                                                 21,731                    107,577
           Deferred                                                                         995,843                  1,393,803
   Accrued expenses and other liabilities                                                 1,646,828                  1,336,275
                                                                                       ------------                -----------
         Total liabilities                                                              285,369,854                283,137,611
                                                                                       ------------                -----------

   Stockholders' Equity:
         Common Stock $1 par value:
           20,000,000 shares authorized; 5,205,597 shares
           and 5,195,597 shares issued and outstanding                                    5,205,597                  5,195,597
         Additional paid-in capital                                                       9,469,158                  9,367,161
         Employee stock ownership plan                                                     (317,145)                  (390,682)
         Treasury stock, at cost,(600,066 shares and 331,941 shares)                     (7,612,163)                (4,740,869)
         Retained income, substantially restricted                                       38,725,658                 36,734,317
         Accumulated other comprehensive income                                           1,696,729                  2,338,888
                                                                                         ----------                  ---------

         Total stockholders' equity                                                      47,167,834                 48,504,412
                                                                                      -------------                -----------

                                                                                       $332,537,688                331,642,023
                                                                                       ------------                -----------

See accompanying notes to consolidated financial statements.


                                                LEEDS FEDERAL BANKSHARES, INC.
                                  Consolidated Statements of Income and Comprehensive Income
                                                          (unaudited)


                                                          Nine Months                                   Three Months
                                                        Ended March 31,                                Ended March 31,

                                                     2000                   1999                   2000                   1999
                                                     ====                   ====                   ====                   ====

Interest income:
     First mortgage and other loans                $11,454,069             10,837,239              3,874,397               3,530,935
     Mortgage-backed securities                        482,172                733,143                158,713                 208,634
     Investment securities and short term
     investments                                     4,552,025              3,992,352              1,508,304               1,409,245
                                                   -----------             ----------             ----------              ---------
     Total interest income                          16,488,266             15,562,734              5,541,414               5,148,814
                                                  ------------            -----------             ----------              ---------
Interest expense:
     Savings accounts                               10,322,212              9,645,274              3,459,233               3,235,966
     Other                                              27,491                 30,156                  9,251                   9,069
                                                   -----------                -------                -------                 ------

     Total interest expense                         10,349,703              9,675,430              3,468,484               3,245,035
                                                   -----------             ----------             ----------              ---------

     Net interest income                             6,138,563              5,887,304              2,072,930               1,903,779

Provision for loan losses                               20,983                 30,916                    -0-                     -0-
                                                    ----------             ----------             ----------               ---------
     Net interest income after provision
     for loan losses                                 6,117,580              5,856,388              2,072,930               1,903,779
                                                   -----------             ----------             ----------              ---------
     Service fees and charges                          112,955                 98,697                 38,018                  31,456
     Other                                             218,495                207,790                 95,140                  67,128
                                                     ---------              ---------                -------                  ------
                                                       331,450                306,487                133,158                  98,584
                                                      --------               --------               --------                -------
Noninterest expense:
     Compensation and employee benefits              1,269,061              1,191,123                469,765                 407,582
     Occupancy                                         183,297                169,425                 59,562                  63,310
     SAIF deposit insurance premiums                   151,454                167,122                 32,796                  54,862
     Advertising                                       102,850                 88,013                 37,786                  37,994
     Other                                             522,479                512,463                177,089                 170,879
                                                      --------               --------               --------                 -------
                                                     2,229,141              2,128,146                776,998                 734,627
                                                    ----------             ----------               --------                 -------

     Income before provision for income
     taxes                                           4,219,889              4,034,729              1,429,090               1,267,736

Provision for income taxes:                          1,454,892              1,438,274                488,927                 450,086
                                                    ----------             ----------               --------                 -------

     Net income                                      2,764,997              2,596,455                940,163                 817,650
                                                   -----------             ----------               --------                -------

Other comprehensive income, net of tax-
    unrealized gains (losses) on securities
    available for sale, net                          (642,159)                406,458               (111,144)              (320,162)
                                                     ---------               --------              ---------               ---------


Comprehensive income                                $2,122,838              3,002,913                829,019                 497,488
                                                   -----------             ----------             ----------               ---------

Net income per share of common stock
     Basic                                          $      .59                $   .52              $     .21                  $  .16
                                                   -----------               --------             ----------                 -------

     Diluted                                       $      .59                $   .51              $     .20                  $   .16
                                                   -----------               --------             ----------                 -------


See accompanying notes to consolidated
financial statements.

                                          LEEDS FEDERAL BANKSHARES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Nine months ended March 31, 2000 and 1999
                                                    (unaudited)




                                                                               2000                        1999
                                                                               ----                        ----

Cash flows from operating activities:
     Net income                                                                     $2,764,997                  2,596,455
     Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of loan fees, premiums and discounts,net                              65,015                  (185,378)
     Provision for loan losses                                                          20,983                     30,916
     Accretion of premiums(discounts) on investment securities and
     mortgage-backed securities, net                                                  (15,480)                   (31,765)
     Depreciation                                                                       95,372                    102,488
     Non cash compensation under stock based  benefit plans                            175,534                    177,406
     Decrease (increase) in accrued interest receivable on securities
     and loans  receivable                                                            (41,329)                   (53,904)
     (Decrease) increase in income taxes currently payable                            (85,846)                     53,942
     Increase in accrued expenses and other liabilities                                310,553                     78,349
     Increase (decrease) in unearned loan fees                                          29,889                   (58,825)
     Decrease (increase) in prepaid expenses and other assets                        (210,074)                     66,663
                                                                                     ---------                    -------

            Net cash provided by operating activities                                3,109,614                  2,776,347
                                                                                     ---------                  ---------





Cash flows from investing activities:
    Purchase of investment securities held to maturity                              (1,700,000)               (60,680,000)
    Purchase of investment securities available for sale                                    -0-                  (900,000)
    Maturity of investment securities held to maturity                                      -0-                 42,371,803
    Maturity of securities available for sale                                               -0-                  3,000,000
    Principal repayments of investment securities                                       398,350                        -0-
    Purchase of Federal Home Loan Bank stock                                          (251,500)                        -0-
    Loan disbursements, net of repayments                                          (14,565,861)                (4,932,532)
    Purchase of mortgage-backed securities                                            (400,000)                        -0-
    Mortgage-backed securities held to maturity principal repayments                  1,736,311                  5,055,407
    Purchases of property and equipment                                               (637,007)                  (707,167)
    Investment in life insurance policies                                             (217,975)                  (206,184)
                                                                                      ---------                  ---------

                                                                                   (15,637,682)               (16,998,673)
            Net cash used by investing activities                                  ------------               ------------

                                                                                                               (continued)

                                         LEEDS FEDERAL BANKSHARES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Nine months ended March 31, 2000 and 1999
                                                    (unaudited)



                                                                                 2000                        1999
                                                                                 ----                        ----
Cash flows from financing activities:
      Net increase in savings accounts                                              3,964,901                 20,578,870
      Decrease in advance payments by borrowers for taxes, insurance
       and ground rents                                                           (1,496,592)                (1,197,849)
      Payment of dividends                                                          (773,656)                  (684,349)
      Purchases of treasury stock                                                 (2,871,294)                (3,054,677)
      Proceeds from exercise of stock options                                          10,000                        -0-
      Repayment of borrowed funds                                                    (62,813)                   (48,000)
                                                                                     --------                   --------

            Net cash provided (used) by financing activities                      (1,229,454)                15,593,995
                                                                                 ------------                ----------

Net increase (decrease) in cash and cash equivalents                             (13,757,522)                  1,371,669

Cash and cash equivalents at beginning of period                                  33,010,666                 36,857,469
                                                                                 ------------                ----------

Cash and cash equivalents at end of period                                       $19,253,144                 38,229,138
                                                                                 ------------                ----------

Supplemental disclosure of cash flow information:

    Cash paid for interest on deposits and borrowed
    funds                                                                         $10,350,000                  9,675,000

    Cash paid for income taxes                                                      1,422,000                  1,384,000
                                                                                    ---------                  ---------























See accompanying notes to consolidated financial statements.

                          LEEDS FEDERAL BANKSHARES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

(1)        Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Leeds Federal Bankshares, Inc. (the Company), its wholly owned subsidiary, Leeds Federal Savings Bank and Leeds Investment Corporation, a wholly owned subsidiary of Leeds Federal Savings Bank. Adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows have been recorded. The financial statements have been prepared using the accounting policies described in the June 30, 1999 Annual Report. The results of operations for the three months and nine months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the entire year.

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

(2)        Reclassification of Prior Year's Statements

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

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

                          LEEDS FEDERAL BANKSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 March 31, 2000
                                   (Unaudited)

                                                             Nine months                               Nine months
                                                           Ended March 31,                           Ended March 31,
                                                                2000                                      1999

                                                       Basic         Diluted                        Basic       Diluted
                                                       -----         -------                        -----       -------
Net income                                          $2,764,997      $2,764,997                   $2,596,455    $2,596,455
Dividends on unvested common stock                          $0              $0                     ($4,032)      ($2,362)
                                                    ----------      ----------                   ----------    ----------

Adjusted net income used in EPS
        calculations                                $2,764,997      $2,764,997                   $2,592,423    $2,594,093
Weighted-average shares outstanding                  4,659,995       4,659,995                    5,024,652     5,024,652
Dilutive securities - options                                           33,983                                     70,037
Adjusted weighted-average shares used               ----------       ---------                    ---------     ---------
      in EPS computation                             4,659,995       4,693,978                    5,024,652     5,094,689
                                                    ----------       ---------                    ---------     ---------

                                                           Three months                               Three months
                                                         Ended December 31,                          Ended December 31,
                                                                2000                                        1999

                                                       Basic        Diluted                          Basic        Diluted
                                                       -----        -------                          -----        -------
Net income                                            $940,163      $940,163                       $817,650       $817,650
                                                      --------      --------                       --------       --------
Weighted-average shares outstanding                  4,561,558     4,561,558                      4,960,555      4,960,555
Dilutive securities - options                                         28,066                                        61,511
Adjusted weighted-average shares used                ---------     ---------                      ---------      ---------
     in EPS computation                              4,561,558     4,589,624                      4,960,555      5,022,066
                                                     ---------     ---------                      ---------      ---------

                          LEEDS FEDERAL BANKSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 March 31, 2000
                                   (Unaudited)

(4)        Dividends on Common Stock

     On March 15,2000, the Company declared a quarterly cash dividend of $.15 per share. The dividends were payable to stockholders of record as of April 5, 2000 and were paid on April 19, 2000. Leeds Federal Bankshares, M.H.C. (the
MHC), which owns 3,300,000 shares of stock in the Company, waived receipt of a portion of its quarterly dividend, thereby reducing the actual dividend payout to approximately $396,000. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration of a dividend solely to the MHC. At March 31, 2000, the cumulative amount of such waived dividends was $9,033,400.

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

Discussion of Financial Condition Changes from June 30, 1999 to March 31, 2000
------------------------------------------------------------------------------

     Cash on hand and due from banks, interest bearing deposits, other liquid investments and investment securities ("Investments") totaled approximately $94.4 million, a decrease of approximately $13.3 million from June 30, 1999 levels. Mortgage-backed securities totaled $8.7 million, a decrease of $1.3 million, due to repayments of principal. Loans receivable totaled $218.3 million, an increase of $14.4 million, mainly in residential mortgage loans. The increase in loans was funded principally by the decrease in Investments.

     Savings accounts increased approximately $4.0 million, to a total of $278.6 million at March 31, 2000. Such increase was primarily attributable to general market trends. The Company has offered savings rates that are competitive with other institutions. However, it has not relied on brokered funds or negotiated jumbo certificates to maintain deposit levels.

     The Company is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the Tier 1 core capital requirement, the Tier 1 risk based capital requirement and the total risk-based capital requirement. At March 31, 2000, the Company had Tier 1 core capital of $45.3 million, or 13.8% of total adjusted assets, which was $32.1 million in excess of the requirement of minimum core capital of $13.2 million, or 4.0% of total adjusted assets; Tier 1 risk-based capital of $45.3 million, or 27.9% of risk weighted assets, which was $38.8 million in excess of the requirement of a minimum risk-based capital of 4% of risk weighted assets; and total risk-based capital of $47.3 million, or 29.2% of risk weighted assets, which was $36.9 million in excess of the requirement of a minimum total risk-based capital of 8% of total risk weighted assets.

Comparison of Operating Results for Three and Nine Month Periods
Ended March 31, 2000 and 1999.
-----------------------------

General
-------

     The Company's net income for the three months ended March 31, 2000, totaled $940,000, an increase of $122,000, or 14.9%, as compared to $818,000 for the three months ended March 31, 1999. Such increase was due primarily to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses. The net effect of unrealized losses on securities available for sale decreased $209,000 to ($111,000) for the three months ended March 31, 2000, as compared to the same period last year, as a result of fluctuations in interest rates and general market trends. The Company's net income for the nine months ended March 31, 2000, totaled $2.8 million, an increase of $169,000, or 6.5%, from net income of $2.6 million for the nine months ended March 31, 1999. Such increase was due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses. Unrealized gains (losses) on securities available for sale decreased $1.0 million to ($642,000) for the nine months ended March 31, 2000, as compared to the same period last year, as a result of a decrease in the fair value of the Company's investment securities available for sale, due to an increase in interest rates during the period.

Net Interest Income
-------------------

     Interest income on loans increased $343,000, or 9.7% to $3.9 million for the three months ended March 31, 2000, from $3.5 million for the three months ended March 31, 1999. The average yield on loans for the three months ended March 31, 2000, decreased to 7.1%, from 7.2% for the same period last year, while the average balance of loans increased by $24.0 million to $219.9 million. Interest income on loans for the nine months ended March 31, 2000, totaled $11.5 million, an increase of $617,000, as compared to the nine months ended March 31, 1999. The average balance of loans increased by $22.1 million, to $216.3 million, for the period, while the average yield on loans decreased to 7.1%, from 7.4%. The increases in the average balance in loans was the result of increased loan demand during the three and nine months ended March 31, 2000, as compared to the same periods last year. The decreases in the average yield on loans for these periods were due principally to new loan originations at lower yields.

     Interest income on mortgage-backed securities decreased by $50,000, or 23.9%, to $159,000 for the three months ended March 31, 2000, from $209,000 during the three months ended March 31, 1999. The average yield on mortgage-backed securities increased to 7.1%, from 6.8%, while the average balance of mortgage-backed securities decreased by $3.4 million to $8.9 million from $12.3 million, for the three months ended March 31, 2000, compared to the same period last year. The decreases in the average balance of mortgage-backed securities during the three months ended March 31, 2000, as compared to the same period last year was attributable to higher principal repayments. The increases in the average yields on these securities for the quarter was due to increased interest rates on the adjustable mortgage-backed portion of the portfolio. Interest income on mortgage-backed securities decreased by $251,000, to $482,000 for the nine months ended March 31, 2000, as compared to $733,000 for the same period last year. The average yield on mortgage-backed securities decreased to 6.9%, from 7.0%, while the average balance of mortgage-backed securities decreased by $4.7 million to $9.3 million from $14.0 million, for the nine months ended March 31, 1999. The decreases in the average balance of mortgage-backed securities and average yields on these securities during the nine months ended March 31, 2000, as compared to the same periods last year was attributable to higher principal repayments on higher yielding securities.

     Interest income on investment securities and short-term investments ("Investments") increased by $100,000, or 7.1%, to $1.5 million during the three months ended March 31, 2000, from $1.4 million during the three months ended March 31, 1999. This increase in interest income from Investments was due to an increase in average yield of Investments to 6.4%, from 5.5%, partially offset by a $9.1 million decrease in average balances to $93.9 million from $103 million. Interest on Investments increased by $560,000, or 14.0%, to $4.6 million during the nine months ended March 31, 2000, from $4.0 million during the nine months ended March 31, 1999. Such increase was attributable to an increase in average yield of Investments to 6.3% from 5.7%, and a $3.5 million increase in average balance of Investments to $96.3 million, from $92.8 million. The increases in average yield on Investments for these periods was due to increases in market rates on short term investments.

     Total interest expense increased by approximately $223,000 during the quarter ended March 31, 2000 to $3.5 million from $3.2 million for the quarter ended March 31, 1999. This increase was the result of an increase in average interest bearing liabilities to $280.6 million from $262.1 million, while the average rate paid on deposits remained relatively unchanged at 4.9%. For the nine months ended March 31, 2000, total interest expense increased by $674,000 to $10.3 million, from $9.7 million for the nine months ended March 31, 1999. The increase was the result of a $24.7 million increase in average balances to $279.1 million from $254.4 million, while the average rate paid on deposits decreased to 4.9% from 5.1%. The increases in average balance on interest bearing liabilities outstanding for the three and nine months ended March 31, 2000, as compared to the same periods last year, was due to increased customer deposits. The decrease in average rates paid on deposits for the nine months ended March 31, 2000, was due to general market conditions.

     As a result of the foregoing changes, net interest income increased by $169,000 to $2.1 million during the three months ended March 31, 2000, as compared to $1.9 million for the three months ended March 31, 1999. During the nine months ended March 31, 2000, net interest income increased by 251,000, to $6.1 million from $5.9 million for the same period last year.

Provision for Loan Losses
-------------------------

     The Company had no provision for loan losses for the quarters ended March 31, 2000, and 1999. During the nine months ended March 31, 2000, and 1999, the Company had provisions for loan losses of $21,000 and $31,000, respectively. The allowance for loan losses, which was $741,000 at March 31, 2000, is established in accordance with generally accepted accounting principles and exists to absorb losses inherent in the Company's overall loan portfolio. In addition to historical loss experience, the Company considers other factors that are likely to cause estimated credit losses associated with the loan portfolio; namely, changes in economic and business conditions and developments, changes in the nature and volume of the portfolio and trends in the level of its past due and classified loans, and the status of nonperforming loans. Based on management's review and analysis, the allowance for loan losses as of March 31, 2000, was considered adequate.

Noninterest Income
------------------

     Noninterest income increased by approximately $35,000 to $133,000 during the three months ended March 31, 2000, as compared to $99,000 during the three months ended March 31, 1999. For the nine months ended March 31, 2000, noninterest income increased $25,000 to $331,000, as compared to the same period last year. Such increases were due to increases in income from life insurance contracts.

Noninterest Expense
-------------------

     Noninterest expense for the three months ended March 31, 2000, increased by approximately $42,000, or 5.7%, to $777,000 from $735,000 during the three months ended March 31, 1999. Compensation and employee benefits expense increased by $62,000 for the quarter ended March 31, 2000, due to additional staffing in anticipation of opening a branch, partially offset by a decrease in the non-cash charges for ESOP contributions which are accounted for at the current market price of the Company's stock. During the nine months ended March 31, 2000, noninterest expense increased $101,000, or 4.7%, to $2.2 million, from
2.1 million. Compensation and employee benefits increased by $78,000, advertising by $15,000, and occupancy by $14,000 during the nine months ended March 31, 2000, compared to the same period last year. Such increases were due principally to expenses incurred in the opening of a branch.

Provision for Income Taxes
--------------------------

     The effective income tax rates for the three months and nine months ended March 31, 2000, were approximately 34.2% and 34.5% respectively, compared to 35.5% and 35.6%, respectively for the three months and nine months ended March 31, 1999. The decrease was due to lower state taxes.

Classified Loans
----------------

     Loans which were 90 or more days delinquent but still accruing totaled $10,000 at March 31, 2000, and $7,000 at June 30, 1999. Loans 90 or more days delinquent and not accruing totaled $2.7 million at March 31, 2000 and June 30, 1999. At March 31, 2000, the Company had a $2.5 million loan which matured in June, 1998, and has not been repaid. Management has obtained an appraisal, and based on the appraisal and other factors, believes the Company will not incur a material loss on this loan.

Liquidity
---------

     The Company is required to maintain levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (currently set at 4%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's liquidity ratio averaged 35.6% during the quarter ended March 31, 2000, and equaled 35.1% at March 31, 2000.

Stock Repurchase Plan
---------------------

     As of March 31, 2000, the Company had repurchased 600,066 shares of its common stock in connection with its authorization to repurchase 1,023,441 shares, or approximately 20%, of its outstanding shares of common stock as, in the opinion of management, market conditions warrant.

PART II.  OTHER INFORMATION

Legal Proceedings

The Company is not involved in any litigation, nor is it aware of any pending litigation, other than legal proceedings incidental to the Bank's business. In the opinion of management, no material loss is expected from any such claims or lawsuits.

Changes in Securities

None

Defaults Upon Senior Securities

None

Submission of matters to a Vote of Security Holders

None

Other Information

None

Exhibits and Report on Form 8-K

(a) The following exhibits are filed as part of this report: Exhibit 27, EDGAR Financial Data Schedule

(b)  No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                          LEEDS FEDERAL BANKSHARES, INC.

Date:    May 12, 2000               By:/s/ Gordon E. Clark
        ---------------                -----------------------
                                       Gordon E. Clark
                                       President and Chief Executive Officer



Date:   May 12, 2000                By:/s/ Kathleen Trumpler
        ---------------                -----------------------
                                       Kathleen Trumpler
                                       Treasurer and Chief Financial Officer