Form 10KSB
period 2000-06-30
LEEDS FEDERAL BANKSHARES
filed 2000-09-27
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ________________

                           Commission File No. 0-23645

                         LEEDS FEDERAL BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

          United States                                52-2062351
---------------------------------                --------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification Number)

1101 Maiden Choice Lane, Baltimore, Maryland                21229
--------------------------------------------                -----
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES   X     NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         The issuer's revenues for the fiscal year ended June 30, 2000, were $22.5 million.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq National Market on August 15, 2000, was approximately $11.7 million. This amount includes shares held by the Registrant's ESOP, and excludes shares held by Leeds Federal Bankshares, M.H.C., and the Registrant's directors and senior officers. As of August 15, 2000, there were issued and outstanding 4,538,181 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended June 30, 2000 (Parts II and III).

2.   Proxy  Statement for the 2000 Annual Meeting of  Stockholders  (Parts I and
     III).

                                     PART I

ITEM 1. Description of Business

General

         Leeds Federal Bankshares, Inc.

         Leeds Federal Bankshares, Inc. (the "Company") is a federal corporation which was organized on November 21, 1997. The only significant asset of the Company is its investment in Leeds Federal Savings Bank (the "Bank"). The Company is majority-owned by Leeds Federal Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). On January 21, 1998, the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the "two-tier" form of mutual holding company ownership. At that time, each share of the Bank's common stock was automatically converted into one share of Company common stock, par value $1.00 per share (the "Common Stock"). At June 30, 2000, the Company had total assets of $337.0 million and stockholders' equity of $47.3 million.

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

Market Area/Local Economy

         The Bank's market area comprises parts of the Maryland counties of Baltimore, Howard, Harford, Anne Arundel, and Carroll, and Baltimore City, which are part of the Baltimore metropolitan area. Baltimore City is located approximately 30 miles from Washington, D.C., and is part of the Washington-Baltimore Standard Metropolitan Statistical Area. The Bank's market area has a diverse base, although it is significantly influenced by the federal government and the defense industry. The federal government is one of the area's largest employers. Headquartered within the Bank's market area are a number of federal government agencies, including the Social Security Administration and the Health Care Financing Administration. Other major employers and industries within the Bank's market area include General Motors Truck and Bus Group, Pepsi-Cola Company, Black and Decker Corporation, Johns Hopkins University, the University of Maryland--Baltimore County, the University of Maryland--Baltimore, McCormick and Company, Inc., Bethlehem Steel Corp., Northrup Grumman, Fort Meade, Proctor and Gamble Cosmetic and Fragrance Products, The Baltimore Sun, Baltimore Gas and Electric Company, Giant Food, Inc., Verizon, Blue Cross and Blue Shield of Maryland, Crown Central Petroleum, St. Agnes Hospital, and The Ryland Group, Inc. The Baltimore metropolitan area also has an active tourism industry, and is home to the Baltimore Orioles professional baseball team, the Baltimore Ravens professional football team, the Inner Harbor, and the National Aquarium.

Lending Activities

         Loan and Mortgage-Backed Securities Portfolio Composition. The principal components of the Bank's loan portfolio are fixed-rate and adjustable-rate conventional first mortgage loans secured by one- to four-family residential real estate, home equity loans, and, to a much lesser extent, commercial real estate and consumer loans. At June 30, 2000, the Bank's net loans receivable totaled $219.2 million, of which $204.6 million, or 93.3%, were one- to four- family residential real estate mortgage loans, $11.1 million, or 5.1%, were home equity loans, $3.8 million, or 1.7%, were consumer loans, and $2.5 million, or 1.1%, were commercial real estate loans.

         The Bank also invests in mortgage-backed securities including pass-through certificates and, to a much lesser extent, collateralized mortgage obligations ("CMOs"). At June 30, 2000, mortgage-backed securities totaled $8.3 million, or 2.5%, of total assets. At June 30, 2000, 54.7% of the Bank's mortgage-backed securities were secured by adjustable rate mortgage ("ARM") loans, and 2.0% were secured by loans with terms of less than five years. Pass-through certificates totaled $7.8 million, or 93.7%, of the Bank's total mortgage-backed securities portfolio at June 30, 2000. All of the Bank's pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae ("GNMA"), or Fannie Mae ("FNMA"). CMOs totaled $548,000, or 6.6%, of the Bank's total mortgage-backed securities portfolio on June 30, 2000, all of which were backed by federal agency collateral. The Bank's policy is to hold mortgage-backed securities to maturity.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                                                   At June 30,
                                               -------------------------------------------------------------------------------------
                                                      2000                  1999                  1998                  1997
                                               -------------------   -------------------   -------------------   -------------------
                                                Amount     Percent    Amount     Percent    Amount     Percent    Amount     Percent
                                                ------     -------    ------     -------    ------     -------    ------     -------
                                                                              (Dollars in Thousands)
Real estate loans:
  One- to four-family residential and
     construction                             $204,581      93.3%   $ 189,326     92.9%   $ 172,152     90.5%   $ 155,233     89.1%
  Home equity...............................    11,071       5.1       11,454      5.6       12,769      6.7       13,024      7.5
  Commercial................................     2,500       1.1        2,500      1.2        3,738      2.0        3,763      2.2
                                               -------    ------     --------   ------    ---------  -------    ---------  -------
   Total real estate loans..................   218,152      99.5      203,280     99.7      188,659     99.2      172,020     98.8

Consumer loans..............................     3,807       1.7        3,976      2.0        5,072      2.7        5,069      2.9
                                               -------    ------     --------   ------    ---------  -------    ---------  -------

   Total loans receivable...................   221,959     101.2      207,256    101.7      193,731    101.9      177,089    101.7

Less:
  Undisbursed portion of loans in process...     1,248       (.6)       1,905      (.9)       2,025     (1.1)       1,668     (1.0)
  Unearned loan fees........................       765       (.3)         740      (.4)         802      (.4)         790      (.4)
  Allowance for loan losses.................       742       (.3)         725      (.4)         723      (.4)         536      (.3)
                                               -------    ------     --------   ------    ---------  -------    ---------  -------
   Total loans receivable, net..............   219,204     100.0%    $203,886    100.0%   $ 190,181    100.0%   $ 174,095    100.0%
                                               =======    ======     ========   ======    =========  =======    =========  =======

Mortgage-backed securities..................   $ 8,317               $ 10,008             $  16,412             $  22,160
                                               =======               ========             =========             =========

                                                     At June 30,
                                                     -----------
                                                         1996
                                                  -------------------
                                                   Amount     Percent
                                                   ------     -------
                                                 (Dollars in Thousands)
Real estate loans:
  One- to four-family residential and
     construction                                $ 137,700     90.5%
  Home equity...............................        11,692      7.7
  Commercial................................         1,548      1.0
                                                 ---------  -------
   Total real estate loans..................       150,940     99.2

Consumer loans..............................         3,295      2.2
                                                 ---------  -------

   Total loans receivable...................       154,235    101.4

Less:
  Undisbursed portion of loans in process...         1,196      (.8)
  Unearned loan fees........................           588      (.4)
  Allowance for loan losses.................           375      (.2)
                                                 ---------  -------
   Total loans receivable, net..............     $ 152,076    100.0%
                                                 =========  =======

Mortgage-backed securities..................     $  28,917
                                                 =========

         Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth the maturity or period of repricing of the Bank's loan and mortgage-backed securities portfolio at June 30, 2000. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable rate ("ARM") loans, floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                                                              Beyond
                                       Within       1-3        3-5       5-10       10-20       20
                                       1 Year      Years      Years      Years      Years      Years      Total
                                       ------      -----      -----      -----      -----      -----      -----
                                                                   (In Thousands)
Real estate loans:
  One- to four-family residential and
  construction......................  $ 3,524    $ 7,973    $11,631    $34,146    $66,616    $80,691   $204,581
  Home equity.......................    7,214        223        612      2,937         85         --     11,071
  Commercial........................    2,500         --         --         --         --         --      2,500
  Consumer loans....................      592      1,256      1,663        179        117         --      3,807
                                      -------    -------    -------    -------    -------    -------    -------
   Total loans......................   13,830      9,452     13,906     37,262     66,818     80,691    221,959
                                      -------    -------    -------    -------    -------    -------    -------
Mortgage-backed securities (1)          5,111        131         --      1,823        330        944      8,339
                                      -------    -------    -------    -------    -------    -------    -------
   Total loans and mortgage-backed
     securities.....................  $18,941    $ 9,583    $13,906    $39,085    $67,148    $81,635    $230,298
                                      =======    =======    =======    =======    =======    =======    ========

------------------------------------
(1)  Does not include discounts and premiums.


         Fixed- and Adjustable-Rate Loan and Mortgage-Backed Securities Schedule. The following table sets forth at June 30, 2000, the dollar amount of fixed rate loans and mortgage-backed securities that mature after June 30, 2001, and all adjustable rate loans and mortgage-backed securities that mature or reprice after June 30, 2001.

                                             Fixed     Adjustable      Total
                                             -----     ----------      -----
                                                     (In Thousands)
Real estate loans:
  One- to four-family residential and
    construction........................  $ 184,370    $  16,687     $201,057
  Home equity...........................      3,857           --        3,857
  Commercial............................         --           --           --
  Consumer loans........................      3,215           --        3,215
                                          ---------    ---------     --------
   Total................................  $ 191,442    $  16,687     $208,129
                                          =========    =========     ========

Mortgage-backed securities..............  $   3,228    $      --     $  3,228
                                          =========    =========     ========


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

         Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Bank's lending policies limit the maximum loan-to-value ratio on fixed rate loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan.

         The Bank makes one-to-four family real estate loans with loan-to-value ratios of up to 95%; however, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 95%, the Bank requires the first 20% of the loan amount to be covered by private mortgage insurance. The Bank has a first-time home buyer program targeted to low to moderate income borrowers. The loan-to-value ratio on these loans is 100%. The Bank requires fire and casualty insurance, as well as a title policy, on all properties securing real estate loans made by the Bank.

         Commercial Real Estate Loans. The Bank originates commercial real estate loans on a limited basis. At June 30, 2000, the Bank had one such loan which represented 1.1% of the Bank's loan portfolio. The Bank generally does not solicit such loans, and originates such loans selectively and on a case-by-case basis. Because of the increased credit risk associated with such loans and the low level of demand for such loans in the Bank's primary market area, the Bank does not expect commercial real estate lending to constitute a significant part of loan originations in the foreseeable future. At June 30, 2000, the Bank's commercial real estate loan totaled $2.5 million.

         Home Equity Loans. The Bank also originates variable and fixed rate home equity loans. As of June 30, 2000, variable rate home equity loans totaled $7.2 million, or 3.3%, of the Bank's total loan portfolio. The interest rates of the Bank's variable rate home equity loans adjust based on the prime interest rate and are generally for terms of up to 15 years. At June 30, 2000, fixed rate home equity loans totaled $3.9 million. The Bank's home equity loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 75% or less.

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

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, 90-day periods in the case of loans to purchase existing real estate, and 120-day periods for construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Title insurance, based on a title search of the property, is required on all loans secured by real property. At June 30, 2000, the Bank had outstanding loan commitments of $910,000. This amount does not include $13.2 million of undisbursed lines of credit on home equity loans, and the unfunded portion of loans in process.

         Origination, Purchase and Sale of Loans. The table below shows the Bank's originations of loans for the periods indicated.

                                                     Years Ended June 30,
                                            ------------------------------------
                                               2000         1999         1998
                                               ----         ----         ----
                                                         (In Thousands)
Loans receivable at beginning
 of period, excluding loans
 in process .............................   $ 205,351    $ 191,706    $ 175,421
Originations:
 Real estate:
  One- to four-family residential .......      38,599       53,207       41,206
  Home equity (1) .......................       4,407        6,429        7,571
  Commercial ............................          --           --           --
 Consumer passbook loans (2) ............           9          (40)          81
 Consumer loans, other ..................       1,952        1,118        1,785
                                            ---------    ---------    ---------
   Total originations ...................      44,967       60,714       50,643
                                            ---------    ---------    ---------
Repayments ..............................     (29,590)     (47,071)     (34,353)
Loan charge-off/transfer provision ......         (17)           2           (5)
                                            ---------    ---------    ---------
Net loan activity .......................      15,360       13,645       16,285
                                            ---------    ---------    ---------
     Total loans receivable at end
      of period, excluding loans
      in process ........................   $ 220,711    $ 205,351    $ 191,706
                                            =========    =========    =========
----------
(1)  Includes disbursements from existing home equity loans.
(2)  Represents net changes in ending balances.

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment of the related loan. At June 30, 2000, the Bank had $765,000 of deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, the Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges and late charges. The Bank recognized fees and service charges of $156,000, $132,000 and $137,000, for the fiscal years ended June 30, 2000,
1999 and 1998, respectively.

Mortgage-Backed Securities

         The Bank's business also involves investments in mortgage-backed securities. At June 30, 2000, all of the Bank's mortgage-backed securities were insured or guaranteed by a United States Government agency or sponsored corporation. The Bank's mortgage-backed securities portfolio includes primarily pass-through certificates and, to a lesser extent, CMOs. The Bank invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

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

         Set forth below is information relating to the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.

                                                   Years Ended June 30,
                                         ---------------------------------------
                                             2000          1999           1998
                                             ----          ----           ----
                                                      (In Thousands)
Mortgage-backed securities
 at beginning of period ...........       $10,008       $ 16,412       $ 22,160
Purchases .........................           400             --             --
Repayments ........................        (2,099)        (6,415)        (5,769)
Other (1) .........................             8             11             21
                                          -------       --------       --------
Mortgage-backed securities
 at end of period .................       $ 8,317       $ 10,008       $ 16,412
                                          =======       ========       ========
----------
(1)  Includes net discount/premium amortization.

         The  following   table  sets  forth   selected  data  relating  to  the
composition of the Bank's mortgage-backed securities as of the dates indicated.

                                                    At June 30,
                             ---------------------------------------------------------
                                    2000              1999                  1998
                             -----------------   -----------------   -----------------
                              Amount   Percent    Amount   Percent    Amount   Percent
                             -------   -------   -------   -------   -------   -------
                                                    (Dollars in Thousands)
Pass-through certificates:
  Adjustable .............   $ 4,563     54.9%   $ 5,495     54.9%   $ 7,624     46.5%
  Fixed ..................     3,228     38.8      3,935     39.3      7,068     43.0
                             -------    -----    -------    -----    -------    -----
    Total pass-through
      certificates .......     7,791     93.7      9,430     94.2     14,692     89.5
                             -------    -----    -------    -----    -------    -----
CMOs:
  Adjustable .............       548      6.6        607      6.1      1,759     10.7
                             -------    -----    -------    -----    -------    -----
    Total CMOs ...........       548      6.6        607      6.1      1,759     10.7
                             -------    -----    -------    -----    -------    -----
  Unamortized discount
    and premium ..........       (22)     (.3)       (29)    (0.3)       (39)    (0.2)
                             -------    -----    -------    -----    -------    -----
    Total mortgage-backed
      securities .........   $ 8,317    100.0%   $10,008    100.0%   $16,412    100.0%
                             =======    =====    =======    =====    =======    =====

         At June 30, 2000, mortgage-backed securities totaled $8.3 million, or 2.5%, of total assets. ARM loans collateralized 61.5% of the Bank's mortgage-backed securities portfolio, and loans with terms of less than five years collateralized 2.0% of the Bank's mortgage-backed securities portfolio. Pass-through certificates totaled $7.8 million, or 93.7%, of the Bank's total mortgage-backed securities portfolio at June 30, 2000. All of the Bank's pass-through certificates are insured or guaranteed by Freddie Mac, GNMA, or FNMA. CMOs totaled $548,000, or 6.6%, of the Bank's total mortgage-backed securities portfolio on that same date, all of which were backed by federal agency collateral. At June 30, 2000, all the Bank's mortgage-backed securities were held for investment. At June 30, 2000, the Bank's mortgage-backed securities portfolio had a fair market value of $8.3 million.

Delinquencies and Classified Assets

         Delinquencies. The Bank's collection procedures provide that when a loan is 15 days past due, a late charge, notice is sent to the borrower requesting payment, plus a late charge. If delinquency continues, on the first day of the second month, a delinquent notice is mailed along with a letter advising that the mortgagors are in violation of the terms of their mortgage contract. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. The Bank's attorney has been authorized by the Board of Directors to send a letter on the first day of the third month advising of pending legal action. This letter grants mortgagors an additional 15 days to bring the account to date prior to the start of any legal action. If not paid, foreclosure proceedings are initiated.

         It is sometimes necessary and desirable to arrange special repayment schedules with mortgagors to prevent foreclosure or filing for bankruptcy. The mortgagors are required to submit a written repayment schedule which is closely monitored for compliance. Under these terms, the account is brought to date, usually within a few months.

         Nonperforming Assets. Loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans are placed on nonaccrualstatus generally when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

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

         Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more, real estate owned by the Bank and other nonperforming assets at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15. At June 30, 2000, the Bank had 3 loans on nonaccrual status, totaling $2.5 million. At June 30, 2000, the Company had a $2.5 million loan which matured in June 1998, and has not been repaid. The borrower has declared bankruptcy, and the scheduled foreclosure proceedings on the loan have been temporarily suspended. Based on a current appraisal and other factors, the Company believes it will not incur a material loss on this loan.

                                                                 At June 30,
                                                  ------------------------------------------
                                                   2000     1999     1998     1997     1996
                                                  ------   ------   ------   ------   ------
                                                            (Dollars in Thousands)
Delinquent loans:
  One- to four-family residential .............   $   48   $  264   $   19   $   88   $  100
  Consumer loans ..............................       --       --       --       --       --
  Commercial loans ............................    2,500    2,500    2,500       --       --
                                                  ------   ------   ------   ------   ------
    Total delinquent loans.....................   $2,548   $2,764   $2,519   $   88   $  100
                                                  ======   ======   ======   ======   ======

Total real estate owned (1) ...................   $   --   $   --   $   --   $   --   $   --
Other nonperforming assets ....................       --       --       --       --       90
                                                  ------   ------   ------   ------   ------
    Total nonperforming asset .................   $   --   $   --   $   --   $   --   $   90
                                                  ======   ======   ======   ======   ======
Total loans delinquent 90 days or more
  to net loans receivable .....................     1.16%    1.36%    1.32%     .05%     .07%
Total loans delinquent 90 days or more
  to total assets .............................      .76%     .83%     .83%     .03%     .04%
Total nonperforming loans and nonperforming
  assets to total assets ......................      .76%     .83%     .83%     .03%     .07%

----------
(1) Represents the net book value of property acquired by the Bank through foreclosure or deed in lieu of foreclosure. Upon acquisition, these properties are recorded at the lower of their fair value less estimated costs to sell or the principal balance of the related loans.

         During the year ended June 30, 2000, gross interest income of approximately $305,000 would have been recorded on nonperforming and restructured loans, under their original terms, if the loans had been current throughout the period. Interest income of $2,000 was actually recorded on these assets during the year ended June 30, 2000.

         The following table sets forth information with respect to loans delinquent 60-89 days and 90 days or more in the Bank's portfolio at the dates indicated.

                                                              At June 30,
                                                        ------------------------
                                                         2000     1999     1998
                                                        ------   ------   ------
                                                             (In Thousands)
Loans delinquent 60-89 days .........................   $   56   $   60   $  169
Loans delinquent 90 days or more ....................   $2,548   $2,764   $2,519
                                                        ------   ------   ------
      Total delinquent 60 days or more ..............   $2,604   $2,824   $2,688
                                                        ======   ======   ======

         The following table sets forth information with respect to the Bank's delinquent loans and other problem assets at June 30, 2000.

                                                                At June 30, 2000
                                                                ----------------
                                                                Balance   Number
                                                                -------   ------
                                                                 (In Thousands)
Residential real estate:
  Loans 60 to 89 days delinquent .............................   $   56      2
  Loans 90 days or more delinquent ...........................       48      2
Commercial real estate:
  Loans 60 to 89 days delinquent .............................       --     --
  Loans 90 days or more delinquent ...........................    2,500      1
Consumer loans 90 days or more delinquent ....................       --     --
Foreclosed real estate and repossessions .....................       --     --
Other nonperforming assets ...................................       --     --
Restructured loans within the meaning of Statement
  of Financial Accounting Standards No. 15 (not
  included in other nonperforming categories above) ..........       --     --
Loans to facilitate sale of real estate owned ................       --     --

         Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At June 30, 2000, the Bank had no loans classified as special mention.

         The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                                            At June 30,
                                                    ----------------------------
                                                     2000       1999       1998
                                                    ------     ------     ------
                                                             (In Thousands)

Substandard assets (1) .........................    $2,557     $2,764     $2,519
Doubtful assets ................................        43        152         --
Loss assets ....................................        --         --         --
                                                    ------     ------     ------
  Total classified assets ......................    $2,600     $2,916     $2,519
                                                    ======     ======     ======
----------
(1)  Includes REO and other nonperforming assets.

         Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectability of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended June 30, 2000, 1999 and 1998, the Bank added $21,000, $39,000 and $192,000, respectively, to the provision for loan losses. The Bank's allowance for loan losses totaled $742,000, $725,000 and $723,000, at June 30, 2000, 1999 and 1998, respectively.

         Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated. Of the total allowance for loan losses at June 30, 2000, $425,000 has been allocated to one- to four-family residential real estate loans, $250,000 to commercial real estate loans and $67,000 to consumer loans.

                                                                      At June 30,
                                                  ----------------------------------------------------
                                                    2000       1999       1998       1997       1996
                                                  --------   --------   --------   --------   --------
                                                                 (Dollars in Thousands)
Total loans outstanding .......................   $219,204   $203,886   $190,181   $174,095   $152,076
Average loans outstanding .....................    216,907    195,371    182,882    164,321    143,126

Allowance balances (at beginning of period) ...        725        723        536        375        341
Provision for losses on real estate loans               21         39        192        151         34
Transfer from provision for other assets ......         --         --         --         30         --
Charge-offs ...................................         (4)       (37)        (5)       (20)        --
                                                  --------   --------   --------   --------   --------
Allowance balances (at end of period) .........   $    742   $    725   $    723   $    536   $    375
                                                  ========   ========   ========   ========   ========
Allowance for loan losses as a percentage of
  net loans receivable at end of period .......       .33%        .35%       .38%       .31%       .25%

Investment Activities

         The Bank's investment portfolio comprises investment securities, securities purchased under agreements to resell, secured short-term loans to commercial banks, Federal Home Loan Bank stock, and interest-earning deposits in other institutions. The Bank has no investments in corporate or unrated securities. At June 30, 2000, $23.8 million, or 24.8%, of the Bank's investment portfolio was scheduled to mature in one year or less, $1.8 million, or 1.9%, was scheduled to mature in from one to five years, and $70.4 million was scheduled to mature in over five years.

         The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. See "Regulation--Federal Regulation of Savings Institutions--Liquidity." The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Management believes that the higher levels are prudent because of the possibility that interest rates may increase. By maintaining high levels of liquidity, the Bank is able to reinvest its assets more quickly in response to changes in market interest rates, thereby reducing its exposure to interest rate volatility. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. Currently, due to savings deposit growth, the Bank's liquidity levels are higher than they have been in recent periods.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                                            At June 30,
                                                    ----------------------------
                                                      2000       1999      1998
                                                    -------   --------   -------
                                                          (In Thousands)
Investment securities:
  U.S. Government and agency obligations .........  $69,844   $ 68,700   $44,685
  Freddie Mac preferred stock ....................    2,759      3,950     3,205
  Other equity securities ........................       48         68        --
                                                    -------   --------   -------
    Total investment securities ..................  $72,651   $ 72,718   $47,890

Short-term investments/money market accounts .....    9,552     12,941     4,777
Secured short-term loans to commercial banks (1) .    9,563     10,012    18,405
FHLB stock .......................................    2,187      1,936     2,377
Interest-earning deposits in other institutions ..    1,982      4,964    11,906
                                                    -------   --------   -------
    Total investments ............................  $95,935   $102,571   $85,355
                                                    =======   ========   =======
----------
(1)  Includes Federal Funds sold and other deposits.

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Bank's investment portfolio at June 30, 2000.

                                                                      At June 30, 2000
                         -----------------------------------------------------------------------------------------------------------
                           One Year or Less   One to Five Years   Five to Ten Years  More than Ten Years            Total
                         ------------------- ------------------- ------------------- ------------------- ---------------------------
                                  Annualized          Annualized          Annualized          Annualized                  Annualized
                                   Weighted            Weighted            Weighted            Weighted                    Weighted
                         Carrying   Average  Carrying   Average  Carrying   Average  Carrying   Average  Carrying  Market   Average
                           Value     Yield     Value     Yield     Value     Yield     Value     Yield     Value    Value    Yield
                         -------- ---------- -------- ---------- -------- ---------- -------- ---------- -------- ------- ----------
                                                                   (Dollars in Thousands)
Investment securities:
  U.S. Government agency
    securities .......... $    --      --%    $  800     6.30%    $2,290     6.67%    $65,267    7.37%   $68,366  $62,179    7.35%
  U.S. Government
    treasury securities .     487    6.04      1,000     7.50         --       --          --      --      1,479    1,479    7.01
  Freddie Mac preferred
    stock ...............      --      --         --       --         --       --       2,759    1.70      2,758    2,759    1.70
  Other equity
    securities ..........      --      --         --       --         --       --          48    4.00         48       48    4.00
                          -------    ----     ------     ----     ------     ----     -------    ----    -------  -------    ----
    Total investment
      securities ........ $   487    6.04%    $1,800     6.97%    $2,290     6.67%    $68,074    7.14%   $72,651  $66,465    7.13%

Short-term investments/
  money market accounts .   9,552    6.57         --       --         --       --          --      --      9,557    9,552    6.57
Secured short-term loans
  to commercial banks ...   9,563    6.15         --       --         --       --          --      --      9,563    9,563    6.15
FHLB stock ..............   2,187    7.50         --       --         --       --          --      --      2,187    2,187    7.50
Interest earning deposits
  in other institutions .   1,982    6.45         --       --         --       --          --      --      1,977    1,982    6.45
                          -------    ----     ------     ----     ------     ----     -------    ----    -------  -------    ----
    Total investments ... $23,771    6.47%    $1,800     6.97%    $2,290     6.67%    $68,074    7.14%   $95,935  $90,949    6.96%
                          =======    ====     ======     ====     ======     ====     =======    ====    =======  =======    ====

Sources of Funds

         General. The Bank's deposit-gathering activities are currently conducted from the Bank's facility in Arbutus, Maryland and its branch office in Elkridge, Maryland. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. Historically, the Bank has maintained a high level of liquidity, and only rarely uses borrowed funds.

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

         Savings Portfolio. Savings in the Bank as of June 30, 2000 were represented by the various types of deposit programs described below.

Weighted
 Average                                                                       Percentage
Interest                                                    Minimum             of Total
  Rate      Minimum Term    Checking and Savings Deposits    Amount  Balances    Savings
--------  ---------------  -------------------------------  -------  --------  ----------
                                                                  (In Thousands)

    --%        None        Noninterest-bearing demand       $   500  $  1,419       .50%
  1.99         None        NOW Accounts                         300     7,732      2.76
  3.15         None        Passbooks and Statement Savings       50    21,290      7.55
  4.78         None        Money Market Accounts                100    50,422     17.89
  3.32         None        Anniversary Bonus Account            100     3,603      1.28
  3.35         None        Club Accounts                          5       154       .05

                           Certificates of Deposit
                           -----------------------
  4.40       3 months      Fixed term, fixed rate             1,000       178       .06
  5.02       6 months      Fixed term, fixed rate             1,000     3,446      1.22
  5.91       12 months     Fixed term, fixed rate             1,000    37,388     13.27
  5.06       13 months     Fixed term, fixed rate            10,000       738       .26
  5.83       18 months     Fixed term, fixed rate             1,000     5,290      1.88
  5.48       18 months     Fixed term, fixed rate             5,000    74,002     26.24
  5.86       24 months     Fixed term, fixed rate             1,000    23,626      8.38
  6.85       25 months     Fixed term, fixed rate             5,000     2,217       .79
  5.79       36 months     Fixed term, fixed rate             1,000    19,004      6.75
  5.74       48 months     Fixed term, fixed rate             1,000     1,336       .47
  6.01       60 months     Fixed term, fixed rate             1,000    17,539      6.22
  5.46    Various (15-20)  Fixed term, fixed rate             5,000     3,120      1.11
  6.50    Various (14-25)  Fixed term, variable rate          1,000     9,167      3.25
  6.72    Various (3-60)   Fixed term, fixed rate            90,000       195       .07
                                                                     --------    ------
                                                                     $281,866    100.00%
                                                                     ========    ======

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                                                        At June 30,
                       -------------------------------------------------------------------------------------------------------------
                                   2000                         1999                           1998                     1997
                       ----------------------------- ----------------------------- ----------------------------- -------------------
                        Balance Percent(1) Change(2)  Balance Percent(1) Change(2)  Balance Percent(1) Change(2)  Balance Percent(1)
                       -------- ---------- --------- -------- ---------- --------- -------- ---------- --------- -------- ----------
                                                                   (Dollars in Thousands)
Anniversary bonus
  account ............ $  3,603     1.28%  $   (863) $  4,466     1.63%   $  (641) $  5,107     2.08%   $(1,384) $  6,491     2.79%
NOW and demand
  accounts ...........    9,151     3.25      2,178     6,973     2.54        685     6,288     2.56      1,173     5,115     2.20
Passbooks, statements
  and clubs ..........   21,444     7.61      1,283    20,161     7.34      1,809    18,352     7.49       (506)   18,858     8.11
Money market deposit
  accounts ...........   50,421    17.88    (10,948)   61,369    22.35     (2,423)   63,792    26.01    (11,231)   75,023    32.26

Time deposits that mature:
  within 12 months ...  132,565    47.03     34,002    98,563    35.89      7,397    91,166    37.17     14,544    76,622    32.94
  within 13-36 months    56,521    20.05    (19,534)   76,055    27.69     21,642    54,413    22.18     10,589    43,824    18.84
  beyond 36 months ...    8,161     2.90      1,122     7,039     2.56        887     6,152     2.51       (505)    6,657     2.86
                       --------   ------   --------  --------   ------    -------  --------   ------    -------  --------   ------
    Total deposits ... $281,866   100.00%  $  7,240  $274,626   100.00%   $29,356  $245,270   100.00%   $12,680  $232,590   100.00%
                       ========   ======   ========  ========   ======    =======  ========   ======    =======  ========   ======

----------
(1)  Represents percentage of total deposits.
(2)  Represents increase (decrease) in balance from end of prior period.

         Time Deposit Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated:

                                                         At June 30,
                                              ----------------------------------
                                                2000         1999         1998
                                              --------     --------     --------
                                                        (In Thousands)
Rate
----
3.00 - 5.99% ..............................   $140,298     $168,087     $132,687
6.00 - 7.99% ..............................     56,949       13,570       19,044
                                              --------     --------     --------
                                              $197,247     $181,657     $151,731
                                              ========     ========     ========

         Time Deposit Maturities. The following table sets forth the amount and maturities of time deposit at June 30, 2000.

                                                  Amount Due
                              --------------------------------------------------
                              Less Than     1-2       2-3      After
                               One Year    Years     Years    3 Years     Total
                              ---------   -------   -------   -------   --------
                                                (In Thousands)
Rate
----
3.00 - 5.99% ..............    $100,359   $31,014   $ 5,239    $3,686   $140,298
6.00 - 7.99% ..............      32,206    14,872     5,396     4,475     56,949
                               --------   -------   -------    ------   --------
                               $132,565   $45,886   $10,635    $8,161   $197,247
                               ========   =======   =======    ======   ========

         Large Certificates of Deposit Maturities. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2000. This amount does not include other savings account deposits of $100,000 or more, which totaled approximately $20.6 million at June 30, 2000.

                                                         Certificates
         Maturity Period                                  of Deposit
         ---------------                                 ------------
                                                        (In Thousands)

         Three months or less .........................     $ 4,380
         Three through six months .....................      12,556
         Six through twelve months ....................      13,000
         Over twelve months ...........................      14,514
                                                            -------
             Total ....................................     $44,450
                                                            =======

         Change in Deposits. The following table sets forth changes in total deposits of the Bank for the periods indicated:

                                                         At June 30,
                                              ----------------------------------
                                                2000         1999         1998
                                              --------     --------     --------
                                                        (In Thousands)
Rate
----
Balance at beginning of period .............  $274,626     $245,270     $232,590
Net (withdrawals)/deposits .................    (6,650)      16,391          566
Interest credited ..........................    13,890       12,965       12,114
                                              --------     --------     --------
    Ending balance .........................  $281,866     $274,626     $245,270
                                              ========     ========     ========
    Net increase in deposits ...............  $  7,240     $ 29,356     $ 12,680
                                              ========     ========     ========

Borrowings

         Deposits are the Bank's primary source of funds. The Bank may also obtain funds from the FHLB and through reverse repurchase agreements. FHLB advances are collateralized by selected assets of the Bank. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. In 1994, the Employee Stock Ownership Plan and Trust ("ESOP") borrowed funds from an unrelated third party lender to finance the purchase of 144,000 shares of Common Stock. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of up to ten years. At June 30, 2000, the balance on the ESOP loan was $384,000 and was reported as an obligation of the Bank.

         Although the Bank has rarely done so, it may also sell securities under agreements to repurchase with selected dealers (reverse repurchase agreements) as a means of obtaining short-term funds as market conditions permit. In areverse repurchase agreement, a fixed dollar amount of securities would be sold to a dealer under an agreement to repurchase the securities at a specific price within a specific period of time, typically not more than 180 days. Reverse repurchase agreements are treated as financings of the Bank and the obligations to repurchase securities sold are reflected as a liability of the Bank. The dollar amount of securities underlying the agreements remain an asset of the Bank. There were no securities sold under agreements to repurchase outstanding at June 30, 2000.

Competition

         As of June 30, 2000, the Bank was the third largest savings institution headquartered in the Bank's market area. The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, other savings associations, and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Bank expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing large banks and savings banks. Many such institutions have greater financial and marketing resources available to them than does the Bank. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. In recent years, additional strong competition has come from stock and bond dealers and brokers. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising.

Personnel

         As of June 30, 2000, the Bank had 31 full-time and 7 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

Regulation

         As a federally chartered SAIF-insured savings institution, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of and owns stock in the FHLB of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company, the Mutual Holding Company and the Bank and their operations.

Federal Regulation of Savings Institutions

         Business Activities. The activities of savings institutions are governed by the Home Owners' Loan act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The federal banking statutes, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") (1) restrict the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, and (5) permit bank holding companies to acquire healthy savings institutions. The description of statutory provisions and regulations applicable to savings institutions set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans to one borrower limit was $7.1 million at June 30, 2000. As of June 30, 2000, the Bank was in compliance with its loans-to-one-borrower limitations.

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

         The 60% of assets test requires that at least 60% of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The DBLA test does not include, as the QTL test does to a limited or optional extent, mortgage loans originated and sold into the secondary market and subsidiary investments. A savings bank that fails to be a QTL must either convert to a bank charter or operate under certain restrictions. As of June 30, 2000, the Bank maintained 87.24% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100 percent of its net income during the calendar year, plus its retained net income for the preceding two years. As of June 30, 2000, the Bank was a "well-capitalized" institution.

         In addition, OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. It is the OTS' recent practice to review dividend waiver notices on a case-by-case basis, and, in general, not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings institution subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings institution, which restriction, if material, is disclosed in the public financial statements of the savings institution as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings institution determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings institution (and the savings association's capital ratios adjusted accordingly) in evaluating any proposed dividend under OTS capital distribution regulations.

         Liquidity. The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended June 30, 2000 was 36.2%, which exceeded the then applicable requirements.

         Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution'sconsolidated total assets, as reported in the institution's latest quarterly thrift financial report. Based on assets at June 30, 2000, the Bank has a semi-annual assessment of approximately $36,500.

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

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At June 30, 2000, the Bank was in compliance with the regulations.

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

         The federal banking agencies have adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted final rules which require institutions to examine asset quality and earnings standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

         At June 30, 2000, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of June 30, 2000.

                                                                                To Be Well Capitalized
                                                             For Capital       Under Prompt Corrective
                                             Actual       Adequacy Purposes       Action Provisions
                                       -----------------  -----------------  ---------------------------
                                        Amount  Ratio(1)   Amount  Ratio(1)   Amount       Ratio(1)
                                       -------  --------  -------  --------  -------  ------------------
As of June 30, 2000:
  Tier I core capital ...............  $45,491    13.6%   $13,375    4.0%    $16,719  greater than  5.0%
  Tier I risk-based capital .........   45,491    27.7      6,566    4.0       9,849  greater than  6.0
  Total risk-based capital ..........   47,393    28.9     13,133    8.0      16,416  greater than 10.0

----------
(1) Core capital is calculated on the basis of a percentage of total adjusted assets; risk-based capital levels are calculated on the basis of a percentage of risk-weighted assets.

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

         The minimum annual deposit insurance premiums are currently assessed at the rate of .065% of deposits for all SAIF-insured members. The FDIC, however, is authorized to raise premiums in certain circumstances related to fund losses and severe economic circumstances and has exercised this authority several times with respect to premiums paid to the Bank Insurance Fund ("BIF") by commercial banks and BIF-member savings associations.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. During 1999, payments for SAIF members approximated 6.1 basis points, while BIF members paid 1.2 basis points. Since January 1, 2000, there has been equal sharing of Financing Corporation payments between members of both insurance funds.

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-Atlanta stock, at June 30, 2000, of $2.2 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Over the past five years such dividends have averaged 7.41%, and were 7.69% for the fiscal year ended June 30, 2000.

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

         Restrictions  Applicable  to  Mutual  Holding  Companies.  Pursuant  to
Section 10(o) of the HOLA and OTS regulations, a mutual holding company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;
(vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any non-conforming activities and divest of any non-conforming investments.

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

         Restrictions Applicable to Federally-Chartered Stock Holding Companies A stock holding company subsidiary of a mutual holding company is permitted to engage in activities that are permitted for its mutual holding company parent and to have the same indemnification and employment contract restrictions imposed that are on the mutual holding company parent.

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

Executive Officers of the Registrant

         Listed below is information, as of June 30, 2000, concerning the Registrant's executive officers. All of the executive officers have held the positions listed below since the time the Registrant was organized in November 1997. In addition, all of the executive officers of the Registrant are officers of the Bank holding the same position as listed below. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

        Name             Age                        Position
--------------------    -----    -----------------------------------------------
John F. Amer             74      Chairman of the Board

Gordon E. Clark          58      President, Chief Executive Officer and Director

Marguerite E. Wolf       73      Vice Chairman and Director

Joan H. McCleary         66      Director and Secretary to the Board

Dale R. Douglas          58      Senior Vice President

Kathleen G. Trumpler     62      Treasurer


ITEM 2.  Description of Property
--------------------------------

         (a) The Company currently conducts its business through 2 full service banking offices. The following table sets forth the Company's offices as of June 30, 2000:

                                                   Original
                                    Leased           Year
                                      or          Leased or        Date of Lease
Location                            Owned          Acquired          Expiration
--------                            ------        ---------        -------------

1101 Maiden Choice Lane             Owned            1960                --
Baltimore, Maryland 21229

6959 Marshalee Drive                Owned            2000                --
Elkridge, Maryland 21075

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

         (c) Description of Real Estate and Operating Data. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at June 30, 2000.


ITEM 3.  Legal Proceedings
--------------------------

         The Company is periodically involved in claims and lawsuits that are incident to the Company's business. At June 30, 2000, the Company was not involved in any such claim or lawsuit.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         During the fourth quarter of the fiscal year covered by this report, the Registrant did not submit any matters to the vote of security holders.


                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The "Common Stock and Related Matters" and "Stockholder Information" sections of the Registrant's annual report to stockholders for the fiscal year ended June 30, 2000 (the "2000 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 2000 Annual Report to Stockholders are incorporated herein by this reference.


ITEM 6.  Management's Discussion and Analysis or Plan of Operations
-------------------------------------------------------------------

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2000 Annual Report to Stockholders are incorporated herein by this reference.


ITEM 7.  Financial Statements
-----------------------------

         The following sections from the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2000 Annual Report to Stockholders are incorporated herein by this reference.

         (i)    Independent Auditors' Report;

         (ii)   Statements of Financial Condition;

         (iii)  Statements of Income and Comprehensive Income;

         (iv)   Statements of Stockholders' Equity;

         (v)    Statements of Cash Flows; and

         (vi)   Notes to Financial Statements.


ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------

         None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Registrant's definitive proxy statement for its 2000 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference. In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Bank's executive officers.

ITEM 10. Executive Compensation
--------------------------------

         The "Proposal I--Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.


ITEM 12. Certain Relationships and Related Transactions
-------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Registrant's Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 13. Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits
              --------

                                                         Sequential Page
                                                       Reference to Prior     Number Where
                                                        Filing or Exhibit   Attached Exhibits
Regulation S-B                                           Number Attached   Are Located in This
Exhibit Number                Document                       Hereto         Form 10-KSB Report
--------------  -------------------------------------  ------------------  -------------------
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

     10.2       Leeds Federal Savings Bank and                **              Not Applicable
                  Leeds Federal Bankshares, M.H.C.
                  1994 Stock Option Plan

     10.3       Employment Agreement with                    ***              Not Applicable
                  Gordon E. Clark, Jr.

     11         Statement re: computation                    Not              Not Applicable
                  of per share earnings                   Required

     13         Form of Annual Report to                     13                 Exhibit 13
                  Security Holders

                                                         Sequential Page
                                                       Reference to Prior     Number Where
                                                        Filing or Exhibit   Attached Exhibits
Regulation S-B                                           Number Attached   Are Located in This
Exhibit Number                Document                       Hereto         Form 10-KSB Report
--------------  -------------------------------------  ------------------  -------------------
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

     22         Published report regarding                   None             Not Applicable
                  matters submitted to vote of
                  security holders

     23         Consent of Experts and Counsel                23                Exhibit 23

     28         Information from reports                    None              Not Applicable
                  furnished to state insurance
                  regulatory authorities

     99         Additional Exhibits                         None              Not Applicable

----------
* Filed as exhibits to the Company's Registration Statement on Form S-8 (File No. 333-44899) filed with the SEC on January 26, 1998. All such previously filed documents are incorporated by reference in accordance with Item 601 of Regulation S-B.

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

         (b)  Reports on Form 8-K:
              -------------------

              Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LEEDS FEDERAL BANKSHARES, INC.


Date: September 25, 2000                 By: /s/ Gordon E. Clark
                                         ---------------------------------------
                                         Gordon E. Clark,
                                         President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/ Gordon E. Clark                By:   /s/ Kathleen G. Trumpler
      ---------------------------------        ---------------------------------
      Gordon E. Clark, President, Chief        Kathleen G. Trumpler, Treasurer
        Executive Officer and Director           (Principal Financial/Accounting
        (Principal Executive Officer)            Officer)

Date: September 25, 2000                 Date: September 25, 2000


By:   /s/ John F. Amer                   By:   /s/ Marguerite E. Wolf
      ---------------------------------        ---------------------------------
      John F. Amer, Chairman                   Marguerite E. Wolf, Vice Chairman

Date: September 25, 2000                 Date: September 25, 2000


By:   /s/ Joan H. McCleary               By:   /s/ Raymond J. Hartman
      ---------------------------------        ---------------------------------
      Joan H. McCleary, Director               Raymond J. Hartman, Director

Date: September 25, 2000                 Date: September 25, 2000


By:   /s/ John F. Doyle
      ---------------------------------
      John F. Doyle, Director

Date: September 25, 2000