Form 10QSB
period 2000-09-30
LEEDS FEDERAL BANKSHARES
filed 2000-11-14
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20552

                           ---------------------------
                                   FORM 10-QSB

(MarkOne)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicated by a check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,538,518 shares of the Registrant's common stock outstanding as of October 1, 2000.

                          LEEDS FEDERAL BANKSHARES, INC

                                      INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
        Consolidated Statements of Financial Condition as of
        September 30, 2000 (unaudited), and June 30, 2000                    1

        Consolidated Statements of Income and Comprehensive
        Income (unaudited) for the three months ended
        September, 2000 and 1999                                             2

        Consolidated Statements of Cash Flows (unaudited)
        for the three months ended September 30, 2000 and 1999               3

        Notes to Consolidated Financial Statements (unaudited)               5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            8



PART II.  OTHER INFORMATION                                                 12



                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                         LEEDS FEDERAL BANKSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                  Sept 30            June 30,
                                                   2000                2000
                                                  -------            --------
                                                (unaudited)

Assets
------
  Cash:
    On hand and due from banks                   $2,020,673          $1,982,152
    Interest-bearing deposits                     2,021,804           2,059,010
  Short Term Investments                         10,764,305           9,551,979
  Secured short-term loans to commercial
   banks                                         13,213,981           9,562,746
  Investment securities held to maturity         66,968,710          67,392,698
  Securities available for sale                   6,205,137           5,258,493
  Mortgage backed securities held to maturity     7,929,408           8,317,018
  Loans receivable, net                         216,449,417         219,203,607
  Investment in Federal Home Loan Bank of
   Atlanta stock, at cost                         2,187,200           2,187,200
  Property and equipment, net                     2,204,843           2,242,783
  Cash surrender value of life insurance          6,757,626           6,687,537
  Accrued interest receivable                     2,246,883           2,116,855
  Prepaid expenses and other assets                 323,874             486,229
                                                -----------        ------------
                                                339,293,861         337,048,307
                                                -----------        ------------

Liabilities and Stockholders' Equity
------------------------------------
  Liabilities:
    Savings accounts                            283,981,519         281,866,206
    Borrowed Funds-Employee Stock Ownership
     Plan                                           360,000             384,000
    Advance payments by borrowers for taxes,
     insurance and ground rents                   3,224,510           5,073,906
    Federal and state income taxes:
      Currently Payable                             712,423             267,283
      Deferred                                      857,941             493,303
    Accrued expenses and other liabilities        1,627,083           1,554,136
                                                -----------        ------------
      Total liabilities                         290,763,476         289,638,834
                                                -----------        ------------

  Stockholders' equity:
    Common Stock $1 par value:  20,000,000
      shares authorized: and 5,205,597
      shares issued                               5,205,597           5,205,597
    Additional paid in capital                    9,611,527           9,606,811
    Unearned employee stock ownership plan
      shares                                       (270,534)           (297,066)
    Retained income, substantially restricted    40,201,753          39,573,847
    Treasury Stock at cost:667,416 and 656,416
      shares respectively                        (8,336,969)         (8,216,719)
    Accumulated other comprehensive income        2,119,011           1,537,003
                                                ------------       ------------

         Total stockholders' equity              48,530,385          47,409,473
                                                ------------       ------------
                                               $339,293,861        $337,048,307
                                                ------------       ------------



                         LEEDS FEDERAL BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                         Three Months
                                                         Ended Sept 30,
                                                    2000               1999
                                                    ----               ----
Interest Income:
  First mortgage and other loans                $ 3,892,896         $3,722,728
  Mortgage-backed securities                        153,202            162,832
  Investment securities and short term
    investments                                   1,663,931          1,562,993
                                                -----------         ----------

  Total interest income                           5,710,029          5,448,553
                                                -----------         ----------
Interest expense:
  Savings accounts                                3,773,578          3,412,117
  Other                                               8,907              9,508
                                                -----------          ---------

  Total interest expense                          3,782,485          3,421,625
                                                -----------          ---------

  Net interest income                             1,927,544          2,026,928
  Provision for loan losses                             -0-             12,374
                                                -----------          ---------

  Net interest income after provision for
   loan losses                                    1,927,544          2,014,554
                                                -----------          ---------
Noninterest income:
  Service fees and charges                           45,621             37,027
  Other                                              81,511             62,475
                                                -----------          ---------
                                                    127,132             99,502
                                                -----------          ---------
Noninterest expense:
  Compensation and employee benefits                481,215            378,452
  Occupancy                                          78,173             65,229
  SAIF deposit insurance premiums                    32,662             59,807
  Advertising                                        46,520             33,902
  Other                                             171,389            146,159
                                                -----------          ---------
                                                    809,959            683,549
                                                -----------          ---------

  Income before provision for income taxes        1,244,717          1,430,507
Provision for income taxes                          446,640            497,967
                                                -----------          ---------

  Net Income                                    $   798,077          $ 932,540
                                                -----------          ---------
Other comprehensive income(loss),net of  tax
  Unrealized gain (loss) on securities
  available for sale, net                           582,008           (451,257)
                                                -----------          ---------

Comprehensive income                            $ 1,380,085          $ 481,283
                                                -----------          ---------

Net income per share of common stock
  Basic                                         $       .18          $     .20
                                                -----------          ---------

See accompanying notes to consolidated
 financial statements
  Diluted                                       $       .18          $     .19
                                                -----------          ---------


                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Three Months
                                                            Ended Sept 30,
                                                       2000             1999
                                                       ----             ----

Cash flows from operating activities:
  Net Income                                        $ 798,077       $ 932,540
   Adjustments to reconcile net income to
    net cash provided by operating activities:
   Accretion of loan fees                              20,385         (22,213)
   Provision for loan losses                              -0-          12,374
   Accretion of premiums(discounts) on investments
    securities and mortgage-backed securities, net     (9,381)        (12,600)
   Depreciation                                        44,110          32,104
   Non-cash compensation under stock based benefit
    plans                                              31,248          39,262
   Increase in accrued interest receivable           (130,028)        (32,016)
   Increase in income taxes currently payable         445,140         467,116
   Increase in accrued expenses and other
    liabilities                                        72,947          79,947
   Increase in unearned loan fees                     (27,033)         38,047
   Increase (decrease) in prepaid expenses
    and other assets                                  162,355         (20,192)
                                                    ---------       ---------

     Net cash provided by operating activities      1,407,820       1,514,369
                                                    ---------       ---------

Cash flows from investing activities:
  Purchase of investment securities held to
   maturity                                               -0-      (1,700,000)
  Maturities of and principal repayments on
   investment securities held to maturity
  Loan repayments (disbursements), net                431,858         160,522
  Purchase of mortgage-backed securities            2,760,838     (11,710,352)
  Principal repayments on mortgage-backed
   securities held to maturity                            -0-        (400,000)
  Purchases of property and equipment                 389,123         903,126
  Investment in life insurance policies                (6,170)        (82,745)
                                                      (70,089)        (62,475)
                                                    ---------      ----------
   Net cash provided by (used in) investing
    activities
                                                    3,505,560     (12,891,924)
                                                    ---------     -----------


                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                          Three Months
                                                          Ended Sept 30,

                                                      2000             1999
                                                      ----             ----
Cash flows from financing activities:
  Net increase in savings accounts                 $2,115,313      $2,459,187
  Decrease in advance payments by borrowers
   for taxes, insurance and ground rents           (1,849,396)     (3,907,301)
  Payment of dividends                               (170,171)       (199,472)
  Purchase of treasury stock                         (120,250)       (744,615)
  Repayment of Borrowed Funds                         (24,000)        (14,813)

    Net cash used in financing activities             (48,504)     (2,407,014)

Net increase (decrease) in cash and cash
  equivalents                                       4,864,876     (13,784,569)

Cash and cash equivalents at beginning
 of period                                         23,155,887      33,010,666

Cash and cash equivalents at end of period        $28,020,763     $19,226,097

Cash paid during the period for interest
 on deposits and other borrowings.                  3,783,000       3,422,000

Cash paid during the period for income taxes.           1,500          31,000








See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Leeds Federal Bankshares, Inc.(the Company), its wholly owned subsidiary, Leeds Federal Savings Bank and Leeds Investment Corporation, a wholly owned subsidiary of Leeds Federal Savings Bank. Adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position and results of operations have been recorded. The financial statements have been prepared using the accounting policies described in the June 30,2000 Annual Report. The results of operations for the three months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the entire year.

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

                         LEEDS FEDERAL BANKSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               September 30, 2000
                           (unaudited and continued)

                                Three months                  Three months
                          Ended September 30, 2000      Ended September 30, 1999

                          Basic         Diluted         Basic         Diluted
                          -----         -------         -----         -------

Net income                $798,077      $798,077        $932,540      $932,540
                          --------      --------        --------      --------

Weighted-average shares

 outstanding              4,501,026     4,501,026       4,766,611     4,766,611

Dilutive securities -
 options                         --        44,543              --        43,139
                                        ---------                      --------

Adjusted weighted-
  average shares used in
  EPS computation         4,501,026     4,545,569       4,766,611     4,809,750
                          ---------     ---------       ---------     ---------

(4)  Dividends on Common Stock

     On September 13, 2000 declared a quarterly cash dividend of $.15 per share. The dividends were payable to stockholders of record as of October 4, 2000 and were paid on October 18, 2000. Leeds Federal Bankshares, M.H.C. (the MHC), which owns 3,300,000 shares of stock in the Company, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $186,000. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration as a dividend solely to the MHC. At September 30, 2000, the cumulative amount of such waived dividends was $10,223,400.

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

Discussion  of Financial  Condition  Changes from June 30, 2000 to September 30,
2000

     Cash on hand and due from banks, interest bearing deposits, other liquid investments, investment securities, and investment in FHLB stock totaled approximately $103.4 million, an increase of approximately $5.4 million, or 5.5%, from June 30, 2000. Mortgage-backed securities totaled $7.9 million, a decrease of $400,000, due to repayments of principal. Loans receivable totaled $216.4 million, a decrease of $2.8 million, or 1.3%, due to repayments of principal, partially offset by new lending activity at lower than normal levels.

     Deposits increased approximately $2.1 million, to $284.0 million at September 30, 2000. Such increase was primarily attributable to the general market interest rate trends. The Company has offered savings rates that are competitive with other banks. However, it has not relied on brokered funds or negotiated jumbo certificates to maintain deposit levels.

     The Bank is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the Tier 1 core capital requirement, the Tier 1 risk based capital requirement and the total risk based capital requirement. At September 30, 2000, the Bank had Tier 1 core capital of $46.1 million, or 13.7% of total adjusted assets, which was $32.6 million in excess of the requirement of minimum core capital of $13.4 million, or 4% of total adjusted assets; Tier 1 risk based capital of $46.1 million, or 27.8% of risk weighted assets, which was $39.5 million in excess of the requirement of minimum Tier 1 risk based capital of $6.6 million, or 4% of risk weighted assets; and total risk-based capital of $48.4 million, or 29.2% of risk weighted assets, which was $35.2 million in excess of the requirement of a minimum total risk-based capital of 8% of risk weighted assets.

Comparison of Operating Results for Three Month Periods Ended September 30, 2000 and 1999

General

     The Company's net income for the three months ended September 30, 2000, totaled $798,000, a decrease of $135,000, compared to $933,000 for the three months ended September 30, 1999. Unrealized gains (losses) on securities available for sale increased $1.0 million to a gain of $582,000 for the three months ended September 30, 2000, from a loss of $451,000 for the three months ended September 30, 1999. The increase was due to an increase in the fair value of the Company's investment securities available for sale, principally the Company's Federal Home Loan Mortgage Corporation preferred stock.

Net Interest Income

     Interest income on loans increased $170,000, to $3.9 million, for the three months ended September 30, 2000, from $3.7 million for the three months ended September 30, 1999. Total average loans increased $8.8 million to $219.0 million for the current quarter compared to $210.2 for the same quarter last year. The increase in average loans reflected increased loan demand. Funds principally from an increase in average saving deposits were used to fund the increase in average loans. Yield on average loans remained relatively unchanged at 7.1% for the three months ended September 30, 2000 and 1999, respectively. Interest income on mortgage-backed securities decreased by $10,000 to $153,000, for the three months ended September 30, 2000, from $163,000 for the same quarter last year, due principally to a decrease in average balance of mortgage-backed securities to $8.2 million from $9.8 million, partially offset by an increase in average yield on mortgage-backed securities to 7.5%, from 6.7%. The decreases in average balance of mortgage-backed securities and the increase in the average yield was attributable to principal repayments of lower yielding mortgage-backed securities.

     Interest income on investment securities and short-term investments ("Investments") increased $101,000 to $1.7 million for the three months ended September 30, 2000, from $1.6 million for the three months ended September 30, 1999. The average balance of Investments decreased to $100.1 million for the three months ended September 30, 2000, from $101.3 million for the prior period. Average yield of Investments increased to 6.7%, from 6.2%, due to changes in market rates.

     Total interest expense increased by approximately $361,000, during the quarter ended September 30, 2000 to $3.8 million from $3.4 million for the quarter ended September 30, 1999. This increase was the result of an increase in average balance of interest-bearing liabilities to $284.9 million from $276.9 million, and an increase in the average rate paid on deposits to 5.3% from 4.9%. The increase in the average balances of interest-bearing liabilities and the increase in rate paid were a result of general market conditions and increased marketing in connection with opening of a new branch.

     As a result of the foregoing changes, interest expense increased by a greater amount as compared to interest income resulting in a decrease in net interest income of $99,000, to $1.9 million during the three months ended September 30, 2000, as compared to $2.0 million during the three months ended September 30, 1999.

Provision for Loan Losses

     The Company made no provision for loan losses for the three months ended September 30, 2000, and $12,000 during the three months ended September 30, 1999. The allowance, which was $742,000 at September 30, 2000, is established in accordance with generally accepted accounting principles and exists to absorb losses inherent in the Company's overall loan portfolio. In addition to historical loss experience, the Company considers other factors that are likely to cause credit losses; including changes in economic and business conditions and developments, changes in the nature and volume of the portfolio, trends in the level of past due and classified loans, and the status of nonperforming loans. Based on management's review and analysis, the allowance for loan losses as of September 30, 2000, is considered adequate.

Noninterest Income

     Noninterest income increased by approximately $28,000 to $127,000 during the three months ended September 30, 2000, as compared to $100,000 during the three months ended September 30, 1999. The increase was primarily the result of increases in service fees and charges, principally income from the Bank's subsidiary's sale of nondeposit investment products, and income from life insurance contracts.

Noninterest Expense

     Noninterest expense for the three months ended September 30, 2000, increased by approximately $126,000, to $810,000 compared to $684,000 for the three months ended September 30, 1999. The increase was due to increases in compensation and employee benefits, occupancy, advertising, and other expenses, partially offset by a decrease in Savings Association Insurance Fund deposit insurance premiums. The increased expenses resulted primarily from the new full service branch which opened in April, 2000. Compensation and employee benefits also increased further as a result of the Company's lower deferral of costs of originating loans because of lower lending levels.

Provision for Income Taxes

     Provision for income taxes for the three months ended September 30, 2000, totaled $447,000, compared to $498,000 for the three months ended September 30, 1999. The effective income tax rates for the three months ended September 30, 2000 and 1999, were 35.9% and 34.8%, respectively.

Classified Loans

     Loans which were 90 or more days delinquent but still accruing totaled $30,000 at September 30, 2000, and $5,000 at June 30, 2000. Loans 90 or more days delinquent and not accruing totaled $2.6 million at September 30, 2000, and $2.5 million at June 30, 2000. As of September 30, 2000, the Company had a $2.5 million loan which matured in June 1998, and has not been repaid. Management has obtained a current appraisal, and based in part on such appraisal, management believes the Company will not incur a material loss on this loan.

Liquidity

     The Company is required to maintain levels of liquid assets as defined by Office of Thrift Supervision regulations. This requirement, which varies from time to time (currently set at 4%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's liquidity ratio averaged 37.73% during the quarter ended September 30, 2000, and equaled 37.91% at September 30, 2000.

Common Stock Repurchase Plan

     As of September 30, 2000, the Company had repurchased a total of 667,416 shares in connection with its repurchase plan. The Board of Directors has authorized the Company to repurchase up to an additional 356,025 shares as, in the opinion of management, market conditions warrant.

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

                                          LEEDS FEDERAL BANKSHARES, INC.

Date: November 10, 2000               By: /s/Gordon E. Clark
      -----------                         -------------------------------------
                                          Gordon E. Clark
                                          President and Chief Executive Officer

Date: November 10, 2000               By: /s/Kathleen Trumpler
      -----------                         -------------------------------------
                                          Kathleen Trumpler
                                          Treasurer and Chief Financial Officer