Form 10QSB
period 2000-12-31
LEEDS FEDERAL BANKSHARES
filed 2001-02-13
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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


Former name, former address and former fiscal year, if changed since last report: N/A

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,538,518 shares of the Registrant's common stock outstanding as of February 1, 2001.

                         LEEDS FEDERAL BANKSHARES, INC.

                                      INDEX



                                                                            PAGE
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as
         of December 31, 2000 (unaudited), and June 30, 2000                 3

         Consolidated Statements of Income and Comprehensive Income
         (unaudited) for the six months ended December 31, 2000 and 1999     4

         Consolidated Statements of Cash Flows (unaudited) for the six
         months ended December 31, 2000 and 1999                             5

         Notes to Consolidated Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               8

PART II.  OTHER INFORMATION                                                 12

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                         LEEDS FEDERAL BANKSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                          December 31,                 June 30,
                                                                              2000                       2000
                                                                           (Unaudited)

Assets
    Cash:
      On hand and due from banks..................................       $    1,688,081          $   2,059,010
      Interest-bearing deposits...................................            2,099,369              1,982,152
    Short term investments........................................           11,958,893              9,551,979
    Secured short-term loans to commercial banks..................           16,738,166              9,562,746
    Investment securities held-to-maturity........................           66,550,687             67,392,698
    Securities available-for-sale.................................            7,291,537              5,258,493
    Mortgage backed securities held-to-maturity...................            7,546,142              8,317,018
    Loans receivable, net.........................................          214,597,226            219,203,607
    Investment in Federal Home Loan Bank
      of Atlanta stock, at cost...................................            2,187,200              2,187,200
    Property and equipment, net...................................            2,253,543              2,242,783
    Cash surrender value of life insurance........................            6,827,715              6,687,537
    Accrued interest receivable...................................            2,213,573              2,116,855
    Prepaid expenses and other assets.............................              308,323                486,229
                                                                                -------                -------

                                                                            342,260,455            337,048,307
                                                                            -----------            -----------
Liabilities and Stockholders' Equity

Liabilities:
   Savings accounts...............................................           288,176,909           281,866,206
   Borrowed funds-- Employee
      Stock Ownership Plan........................................               335,989               384,000
   Advance payments by borrowers for taxes,
      insurance and ground rents..................................               828,919             5,073,906
   Federal and state income taxes:
      Currently payable...........................................               196,187               267,283
      Deferred....................................................             1,274,042               493,303
   Accrued expenses and other liabilities.........................             1,630,281             1,554,136
                                                                              ----------             ---------

      Total liabilities...........................................           292,442,327           289,638,834
                                                                             -----------           -----------

Stockholders' equity:
   Common stock, $1 par value: 20,000,000
      shares authorized: and 5,205,597 shares issued..............             5,205,597             5,205,597
   Additional paid in capital ....................................             9,630,258             9,606,811
   Unearned employee stock ownership plan shares..................              (243.059)             (297,066)
   Retained income, substantially restricted......................            40,772,983            39,573,847
   Treasury Stock at cost: 667,416 and 656,416 shares
      respectively................................................            (8,336,969)           (8,216,719)
   Accumulated other comprehensive income.........................             2,789,318             1,537,003
                                                                               ---------        --------------

      Total stockholders' equity............................                  49,818,128            47,409,473
                                                                              ----------        --------------
                                                                           $ 342,260,455        $  337,048,307
                                                                           -------------        --------------






See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)



                                                             Six Months Ended             Three Months Ended
                                                               December 31,                  December 31,
                                                       ---------------------------    --------------------------
                                                           2000           1999            2000           1999
                                                       -----------     -----------    -----------     ----------

Interest Income:
   First mortgage and other loans..................    $   7,743,882   $ 7,579,672    $ 3,850,986    $ 3,856,944
   Mortgage-backed securities .....................          298,008       323,459        144,806        160,627
   Investment securities and short term
     investments...................................        3,382,277     3,043,721      1,718,346      1,480,728
                                                       -------------  ------------   ------------    -----------

   Total interest income...........................       11,424,167    10,946,852      5,714,138      5,498,299
                                                       -------------  ------------   ------------    -----------

Interest expense:..................................
   Savings accounts................................        7,655,217     6,862,979       3,881,639      3,450,862
     Other.........................................           17,351        18,240           8,444          8,732
                                                       -------------   -----------    -------------   -----------

   Total interest expense..........................        7,672,568     6,881,219       3,890,083      3,459,594
                                                       -------------   -----------    ------------    -----------

   Net interest income.............................        3,751,599     4,065,633       1,824,055      2,038,705

   Provision for loan losses.......................               -0-       20,983              -0-         8,609
                                                       -------------   -------------  -------------   ------------

     Net interest income after
       provision for loan losses...................        3,751,599     4,044,650        1,824,055     2,030,096
                                                       -------------   -----------    -------------   -----------

Noninterest income:................................
   Service fees and charges........................           93,896        74,937           48,275        37,910
   Other ..........................................          161,594       123,355           80,083        60,880
                                                       --------------  -----------    -------------   ------------
                                                             255,490       198,292          128,358        98,790
                                                       --------------  -----------    --------------  ------------
Noninterest expense:
   Compensation and employee benefits..............          968,530       799,296          487,315       420,844
   Occupancy.......................................          166,565       123,735           88,392        58,506
   SAIF deposit insurance premiums.................           65,251       118,658           32,589        58,851
   Advertising.....................................           77,598        65,064           31,078        31,162
   Other ..........................................          381,063       345,390          209,674       199,223
                                                       --------------  -----------    --------------  ------------
                                                           1,659,007     1,452,143          849,048       768,586
                                                       -------------   -----------    --------------  ------------

   Income before provision for income taxes........        2,348,082     2,790,799        1,103,365     1,360,300

Provision for income taxes.........................          800,390       965,965          353,750       467,998
                                                       --------------  -----------    -----------------------------

     Net income....................................        1,547,692     1,824,834          749,615       892,302
                                                       -------------   -----------    -----------------------------

   Other comprehensive income(loss), net of taxes

   Unrealized gain (loss) on securities
     available-for-sale, net.......................        1,252,315      (531,015)         670,307      (252,611)
                                                       -------------   ------------   -------------  --------------

Comprehensive income...............................    $   2,800,007   $ 1,293,819     $  1,419,922       639,691
                                                       -------------   ------------   -------------  --------------

Net income per share of common stock
   Basic...........................................    $         .34   $       .39     $        .17    $      .19
                                                       --------------  -----------    -------------  --------------
   Diluted.........................................    $         .34   $       .38     $        .16    $      .19
                                                       --------------  -----------    -------------  ---------------


See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Six Months Ended
                                                                                       December 31,
                                                                              2000                      1999
                                                                         -------------             -------------

Cash flows from operating activities:
   Net income.................................................         $   1,547,692              $   1,824,834
    Adjustments to reconcile net income to
       net cash provided by operating activities:
   Accretion of loan fees.....................................                26,907                     45,798
   Provision for loan losses..................................                    -0-                    20,983
   Accretion of premiums (discounts) on investment
      securities and mortgage-backed securities, net..........               (18,504)                    (6,765)
   Depreciation...............................................                33,834                     63,834
   Non-cash compensation under stock-based  benefit plans.....                77,454                     73,482
   Increase in accrued interest receivable...................                (96,718)                    (9,352)
   Decrease in income taxes currently payable.................               (71,096)                   (24,773)
   Increase in accrued expenses and other liabilities.........                76,145                    121,423
   Increase (decrease) in unearned loan fees..................               (53,413)                    41,087
   Decrease in prepaid expenses and other assets..............               177,906                     15,570
                                                                         -----------                 ----------

      Net cash provided by operating activities...............             1,700,207                  2,166,121
                                                                         -----------                 ----------

Cash flows from investing activities:
   Purchase of investment securities held-to-maturity.........              (485,240)                (1,700,000)
   Maturities of and principal repayments on
      investment securities held-to-maturity..................             1,342,740                         -0-
   Maturies of securities available-for-sale..................                    -0-                   206,681
   Loan repayments (disbursements), net ......................             4,632,887                (15,414,754)
   Purchase of mortgage-backed securities.....................                    -0-                  (400,000)
   Principal repayments on mortgage-backed securities
      held-to-maturity........................................               773,901                  1,358,145
   Purchases of property and equipment........................               (44,594)                  (323,367)
   Investment in life insurance policies......................              (140,178)                  (122,835)
                                                                       --------------              -------------

      Net cash provided by (used in) investing activities.....             6,079,516                (16,396,130)
                                                                       --------------              -------------

Cash flows from financing activities:
   Net increase in savings accounts...........................             6,310,703                   5,900,925
   Decrease in advance payments by borrowers for taxes,
      insurance and ground rents..............................            (4,244,987)                 (2,767,230)
    Payment of dividends .....................................              (348,556)                   (390,606)
    Purchase of treasury stock ...............................              (120,250)                 (2,681,587)
   Repayment of borrowed funds................................               (48,011)                    (38,813)
                                                                       --------------              -------------

        Net cash provided by financing activities.............             1,548,899                      22,689
                                                                       --------------              -------------

Net increase (decrease) in cash and cash equivalents..........             9,328,622                 (14,207,320)

Cash and cash equivalents at beginning of period..............            23,155,887                  33,010,666
                                                                       -------------               -------------

Cash and cash equivalents at end of period....................         $  32,484,509                $ 18,803,346
                                                                       -------------               -------------

Cash paid during the period for interest
   on deposits and other borrowings...........................         $   7,673,000                $  6,881,000

Cash paid during the period for income taxes..................               871,000                     991,000

See accompanying notes toconsolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Leeds Federal Bankshares, Inc. (the Company), its wholly owned subsidiary, Leeds Federal Savings Bank and Leeds Investment Corporation, a wholly owned subsidiary of Leeds Federal Savings Bank. Adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position and results of operations have been recorded. The financial statements have been prepared using the accounting policies described in the June 30,2000 Annual Report. The results of operations for the three months and six months ended December 31,2000 , are not necessarily indicative of the results that may be expected for the entire year.

(2)      Reclassification of Prior Year's Statements

         Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation


(3)      Dividends on Common Stock

         On December 13, 2000 the Company declared a quarterly cash dividend of $.15 per share. The dividends were payable to stockholders of record as of January 3, 2001 and were paid on January 16, 2001. Leeds Federal Bankshares, M.H.C. (the MHC) , which owns 3,300,000 shares of stock in the Company, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $186,000. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration as a dividend solely to the MHC. At December 31, 2000, the cumulative amount of such waived dividends was $10,718,400.

(4)      Net Income per Share of Common Stock

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





                                                       Three months                       Three months
                                                    Ended December 31,                  Ended December 31,
                                                           2000                                1999
                                                -------------------------          --------------------------

                                                     Basic        Diluted                 Basic       Diluted


Net income                                       $ 749,615     $ 749,615               $892,302   $   892,302
                                                 ---------     ---------             ----------   -----------

Weighted-average shares outstanding              4,501,243     4,501,243              4,643,359     4,643,359

Dilutive securities - options                                     56,314                               29,489
                                                               ---------                          -----------

Adjusted weighted-average shares used
     in EPS computation                          4,501,243      4,557,557            4,643,359      4,672,848
                                                ----------     ----------            ----------   -----------


                                                        Six months                          Six months
                                                    Ended December 31,                  Ended December 31,
                                                           2000                                1999
                                                --------------------------         --------------------------

                                                     Basic        Diluted                 Basic       Diluted


Net income                                      $1,547,692     $1,547,692            $1,824,834   $ 1,824,834
                                                ----------     ----------            ----------   -----------

Weighted-average shares outstanding              4,501,243      4,501,243             4,705,623     4,705,623

Dilutive securities - options                                      50,822                              36,726
                                                               ----------                         -----------

Adjusted weighted-average shares used
     in EPS computation                          4,501,243      4,552,065             4,705,623     4,742,349
                                                ----------     -----------            ---------   -----------

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

Discussion of Financial Condition Changes from June 30, 2000 to December 31,2000
--------------------------------------------------------------------------------

         Cash on hand and due from banks, interest bearing deposits, other liquid investments and investment securities totaled approximately $108.5 million at December 31, 2000, an increase of approximately $10.5 million, or 10.7%, from June 30, 2000. Mortgage-backed securities totaled $7.5 million, a decrease of $771,000, or 9.3%, due primarily to repayments of principal. Loans receivable totaled $214.6 million, a decrease of $4.6 million, or 2.1%, due primarily to a decrease in mortgage originations.

         Deposits increased approximately $6.3 million to a total of $288.2 million at December 31, 2000. Such increase was primarily attributable to general market trends. The Company has offered savings rates that are competitive with other banks. However, it has not relied on brokered funds or negotiated jumbo certificates to achieve increased deposit levels.

         The Bank is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the Tier 1 core capital requirement, the Tier 1 risk based capital requirement and the total risk based capital requirement. At December 31, 2000, the Bank had Tier 1 core capital of $46.6 million, or 13.8% of total adjusted assets, which was $33.1 million in excess of the requirement of minimum core capital of $13.5 million, or 4% of total adjusted assets; Tier 1 risk based capital of $46.6 million, or 27.8% of risk weighted assets, which was $39.9 million in excess of the requirement of minimum Tier 1 risk based capital of $6.7 million, or 4% of risk weighted assets; and total risk- based capital of $49.5 million, or 29.5% of risk weighted assets, which was $36.1 million in excess of the requirement of a minimum total risk-based capital of 8% of risk weighted assets.

Comparison of Operating Results for Three and Six Month Periods Ended December 31, 2000 and 1999.

General

         The Company's net income for the three months ended December 31, 2000, totaled $750,000, a decrease of $142,000, or 15.9% as compared to $892,000 for the three months ended December 31, 1999, due principally to a decrease in net interest income and an increase in noninterest expenses. Unrealized gains on securities available-for-sale increased $923,000 to $670,000 for the three months ended December 31, 2000, as compared to the same period last year, as a result of an increase in the fair value of the Company's investment securities available- for-sale, principally the Company's Federal Home Loan Mortgage Corporation preferred stock. The Company's net income for the six months ended December 31, 2000, decreased $277,000 to $1.5 million as compared to the same period in 1999. Unrealized gains on securities available for sale increased $1.8 million to $1.3 million for the six months ended December 31, 2000, as compared to the same period last year, as a result of an increase in the fair value of the Company's investment securities available-for-sale.

Net Interest Income

         Interest income on loans for the three months ended December 31, 2000, remained relatively unchanged at $3.9 million, as compared to the three months ended December 31, 1999. The average yield on loans remained unchanged at 7.1% for the same periods. Interest income on loans for the six months ended December 31, 2000, totaled $7.7 million, an increase of $164,000, or 2.2%, as compared to the six months ended December 31, 1999. Average balances on loans increased by $3.4 million, or 1.6%, to $217.9 million, for the six months ended December 31, 2000, as compared to the six months ended December 31, 1999, while average yield on loans remained relatively unchanged at 7.1%. The increase in the average balance in loans was the result of increased loan demand during the six months ended December 31, 2000, as compared to the same period last year.

         Interest income on mortgage-backed securities decreased by $16,000 to $145,000 for the three months ended December 31, 2000, from $161,000 for the three months ended December 31, 1999. The average yield on mortgage-backed securities increased to 7.4%, from 6.9%, while the average balance of mortgage-backed securities decreased by $1.5 million to $7.8 million from $9.3 million, for the three months ended December 31, 2000, compared to the same period last year. Interest income on mortgage-backed securities decreased by $25,000 to $298,000 for the six months ended December 31, 2000, as compared to $323,000 for the prior period, due principally to a decrease in average balance of mortgage-backed securities of $1.5 million to $8.0 million from $9.5 million, offset by an increase in the average yield on mortgage-backed securities to 7.5%, from 6.8%. The decreases in the average balance of mortgage-backed securities for the three and six months ended December 31, 2000, were the result of repayments. The increase in average yield on mortgage-backed securities for the periods was attributable to faster repayments of lower yielding securities.

         Interest income on investment securities and short-term investments ("Investments") increased by $238,000, to $1.7 million for the three months ended December 31, 2000, from $1.5 million for the three months ended December 31, 1999. The average balance of Investments increased by $10.9 million to $104.5 million for the three months ended December 31, 2000, from $93.6 million for the same period in the prior year, while yield on Investments increased to 6.6% from 6.3%. Interest income on Investments increased by $339,000 to $3.4 million during the six months ended December 31, 2000, from $3.0 million for the six months ended December 31, 1999. The average balance of Investments increased by $4.8 million to $102.3 million for the six months ended December 31, 2000, from $97.5 million for the same period in the prior year, while yield on Investments increased to 6.6% from 6.2%. The increases in average balance of Investments for the three and six months ended December 31, 2000, were the result of an increase in the supply of funds to invest in such securities. The increases in average yield on Investments for these periods was due to increases in market rates on short term investments.

         Total interest expense increased by approximately $430,000 during the quarter ended December 31, 2000, to $3.9 million from $3.5 million for the quarter ended December 31, 1999.

This increase was the result of an increase in average balances of interest bearing liabilities outstanding to $286.1. million from $279.8 million, while average rates paid on deposits increased to 5.4%, from 5.0%. For the six months ended December 31, 2000, total interest expense increased by $792,000 to $7.7 million, from $6.9 million for the six months ended December 31, 1999. The increase was the result of an increase in average balances of interest bearing liabilities outstanding to $285.5 million from $278.4 million, while average rates paid on deposits increased to 5.4% from 4.9%. The increases in average balance on interest bearing liabilities outstanding for the three and six months ended December 31, 2000, as compared to the same periods last year, was due to increased customer deposits, while the increase in average rates paid on deposits for these periods was due to general market conditions.

         As a result of the foregoing changes, the increase in interest income was more than offset by an increase in interest expense resulting in a decrease in net interest income of $215,000, or 10.5%, to $1.8 million during the three months ended December 31, 2000, as compared to $2.0 million during the three months ended December 31, 1999. During the six months ended December 31, 2000, net interest income decreased by $314,000, or 7.7%, to $3.8 million from $4.1 million for the same period in the previous year.

Provision for Loan Losses

         The Bank had no provision for loan losses for the three and six months ended December 31, 2000, compared to $9,000 and $21,000 for the three and six months ended December 31, 1999. The allowance for loan losses, which was $743,000 and $742,000 at December 31, 2000 and June 30, 2000, respectively, is established in accordance with generally accepted accounting principles and exists to absorb known and inherent losses in the Company's overall loan portfolio. In addition to historical loss experience, the Company considers other factors that are likely to cause credit losses, including changes in economic and business conditions and developments, changes in the nature and volume of the portfolio, trends in the level of past due and classified loans, and the status of nonperforming loans. Based on management's review and analysis of the allowance for loan losses as of December 31, 2000, management considered the allowance for loan losses to be adequate.

Noninterest Income

         Noninterest income increased $29,000 to $128,000, from $99,000 for the three months ended December 31, 2000. For the six months ended December 31, 2000, noninterest income increased to $255,000, from $198,000 for the six months ended December 31, 1999. The increases were primarily the result of increases in income from life insurance contracts and increases in service fee income.

Noninterest Expense

         Noninterest expense for the three months ended December 31, 2000, increased by $80,000 to $849,000, from $769,000, compared to the three months ended December 31, 1999. Compensation and employee benefits increased $66,000 to $487,000 for the three months ended December 31, 2000, from $421,000 for the same period last year, due to additional staffing related to the opening of a branch, and an increase in the noncash charge to expense for ESOP shares earned due to an increase in the market price of the Company's stock. Occupancy and other expenses increased by $40,000 for the quarter ended December 31, 2000, due to an increase in expenses associated with the new branch. SAIF deposit insurance premiums decreased $26,000 to $33,000, for the quarter ended December 31, 2000, from $59,000 for the same period last year. During the six months ended December 31, 2000, noninterest expense increased $207,000, or 12.2%, to $1.7 million, from $1.5 million, compared to the six months ended

December 31, 1999. This increase was due to increased compensation costs, higher levels of advertising, and increased occupancy expenses associated with the new branch, partially offset by a decrease in SAIF deposit insurance premiums.

Provision for Income Taxes

         Provision for income taxes for the three months ended December 31, 2000, totaled $354,000, compared to $468,000 for the three months ended December 31, 1999. For the six months ended December 31, 2000, the provision for income taxes totaled $800,000, as compared to $966,000 for the same period last year. The effective income tax rate for the three months ended December 31, 2000, was 32.1%, compared to 34.4% for the three months ended December 31, 1999, due to the recognition of an income tax benefit at the Bank level. The effective income tax rate for the six months ended December 31, 2000, was 34.1%, compared to 34.6% for the six months ended December 31, 1999.

Classified Loans

         There were three loans totaling $31,000 which were 90 or more days delinquent but still accruing at December 31, 2000, and no such loans at June 30, 2000. Loans 90 or more days delinquent and not accruing totaled $2.5 million at December 31, and June 30, 2000. At December 31, 2000, the Company had a $2.5 million loan which matured in June, 1998, and has not been repaid. Management has obtained an appraisal, and based on the appraisal and other factors, believes the Company will not incur a material loss on this loan.

Liquidity

         The Company is required to maintain levels of liquid assets as defined by Office of Thrift Supervision regulations. This requirement, which varies from time to time (currently set at 4%) depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company's liquidity ratio averaged 37.87% during the quarter ended December 31, 2000, and equaled 38.58% at December 31, 2000.

Stock Repurchase Plan

         As of December 31, 2000, the Company has repurchased 667,416 shares of its common stock in connection with its repurchase plan. The Company has the Board's authorization to repurchase an additional 356,025 shares as, in the opinion of management, market conditions warrant.

PART II.  OTHER INFORMATION

Legal Proceedings

         The Company is not involved in any litigation, nor is it aware of any pending litigation, other than legal proceedings incidental to the Bank's business. In the opinion of management, no material loss is expected from any such claims or lawsuits.

Submission of Matters to a Vote of Security-Holders

(A) On October 25, 2000, the Company held its annual meeting of stockholders.

(B) At the annual meeting Directors Hartman and McCleary were elected to three year terms. The following table shows the terms of all directors.

         Director's Name                           Term Began     Term Expires
------------------------------------------------------------------------------
         John F. Amer                                  1998           2001
         Gordon E. Clark                               1999           2002
         John F. Doyle                                 1999           2002
         Raymond J. Hartman, Jr.                       2000           2003
         Joan H. McCleary                              2000           2003
         Marguerite E. Wolf                            1998           2001

(C) There were present at the Annual Meeting in person or by proxy the holders of 4,303,669 votes, said votes constituting a majority and more than a quorum of the outstanding votes entitled to be cast.

The stockholders acted on the following two matters at the Annual Meeting, approving each. Set forth below are the results of the stockholder vote on the matters considered at the Annual Meeting.

         (1) The following directors were elected by the stockholders to serve for three year terms:
                                                      Votes For         Withheld

                  Raymond J. Hartman, Jr.             4,302,969           15,137
                  Joan H. McCleary                    4,302,969           15,137

         (2) The appointment of KPMG LLP to be the Company's auditors for the fiscal year ending June 30, 2001, was approved as follows:

                                                            For          Against
                  Number of Votes                     4,303,669            5,650

Exhibits and Reports on Form 8-K

No Form 8-K reports were filed during the quarter.

Changes in Securities

         None

Defaults Upon Senior Securities

         None

 .

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                              LEEDS FEDERAL BANKSHARES, INC.


Date:    February 12, 2001                  By:  \s\Gordon E. Clark
                                                 -------------------------------
                                                 Gordon E. Clark
                                                 President and Chief Executive
                                                 Officer


Date:    February 12, 2001                  By:  \s\Kathleen Trumpler
                                                 -------------------------------
                                                 Kathleen Trumpler
                                                 Treasurer and Chief Financial
                                                 Officer