Form 10QSB
period 2001-03-31
LEEDS FEDERAL BANKSHARES
filed 2001-05-15
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,538,518 shares of the Registrant's common stock outstanding as of May 1, 2001.

                         LEEDS FEDERAL BANKSHARES, INC.

                                      INDEX



                                                                                                      PAGE
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Statements of Financial Condition as of March 31, 2001
                            (unaudited), and June 30, 2000 ............................................ 3

             Consolidated Statements of Income and Comprehensive Income (unaudited)
                            for the nine months and three months ended March 31, 2001 and 2000 ........ 4

             Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 31, 2001 and 2000 ............................................. 5

             Notes to Consolidated Financial Statements (unaudited) ................................... 6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ............................................................... 8

PART II.  OTHER INFORMATION ...........................................................................12


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                         LEEDS FEDERAL BANKSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             March 31,
                                                               2001             June 30,
                                                            (unaudited)           2000
                                                            -----------           ----
Assets
------
    Cash:
         On hand and due from banks ...................   $   2,086,532    $   2,059,010
         Interest-bearing deposits ....................       2,134,512        1,982,152
    Short term investments ............................      17,741,282        9,551,979
    Secured short-term loans to commercial banks ......      27,074,112        9,562,746
    Investment securities held-to-maturity ............      62,855,827       67,392,698
    Securities available-for-sale .....................       5,584,325        5,258,493
    Mortgage backed securities held-to-maturity .......      10,445,051        8,317,018
    Loans receivable, net .............................     212,788,653      219,203,607
    Investment in Federal Home Loan Bank
         of Atlanta stock, at cost ....................       2,187,200        2,187,200
    Property and equipment, net .......................       2,234,104        2,242,783
    Cash surrender value of life insurance ............       6,938,212        6,687,537
    Accrued interest receivable .......................       2,040,862        2,116,855
    Prepaid expenses and other assets .................         313,052          486,229
                                                          -------------    -------------
                                                          $ 354,423,724      337,048,307
                                                          -------------    -------------
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
     Savings accounts .................................   $ 298,602,128      281,866,206
     Borrowed funds-- Employee
         Stock Ownership Plan .........................         298,123          384,000
     Advance payments by borrowers for taxes,
         insurance and ground rents ...................       2,134,363        5,073,906
     Federal and state income taxes:
         Currently payable ............................         180,447          267,283
         Deferred .....................................       1,183,202          493,303
     Accrued expenses and other liabilities ...........       1,808,199        1,554,136
                                                          -------------    -------------
         Total liabilities ............................     304,206,462      289,638,834
                                                          -------------    -------------

Stockholders' equity:
     Common stock, $1 par value: 20,000,000
         shares authorized: and 5,205,597 shares issued       5,205,597        5,205,597
     Additional paid in capital .......................       9,646,449        9,606,811
     Unearned employee stock ownership plan shares ....        (204.912)        (297,066)
     Retained income, substantially restricted ........      41,259,160       39,573,847
     Treasury Stock at cost: 667,416 and 656,416 shares
         respectively .................................      (8,336,969)      (8,216,719)
     Accumulated other comprehensive income ...........       2,647,937        1,537,003
                                                          -------------    -------------
         Total stockholders' equity ...................      50,217,262       47,409,473
                                                          -------------    -------------
                                                          $ 354,423,724    $ 337,048,307
                                                          -------------    -------------


See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)


                                                       Nine Months Ended              Three Months Ended
                                                            March 31,                      March 31,
                                                  ---------------------------    ----------------------------
                                                        2001           2000            2001            2000
                                                        ----           ----            ----            ----
Interest Income:
    First mortgage and other loans ............   $ 11,559,671   $ 11,454,069    $  3,815,789    $  3,874,397
    Mortgage-backed securities ................        455,166        482,172         157,158         158,713
    Investment securities and short term
        investments ...........................      5,127,693      4,552,025       1,745,416       1,508,304
                                                  ------------   ------------    ------------    ------------
    Total interest income .....................     17,142,530     16,488,266       5,718,363       5,541,414
                                                  ------------   ------------    ------------    ------------
Interest expense:
    Savings accounts ..........................     11,545,085     10,322,212       3,889,868       3,459,233
        Other .................................         23,577         27,491           6,226           9,251
                                                  ------------   ------------    ------------    ------------
    Total interest expense ....................     11,568,662     10,349,703       3,896,094       3,468,484
                                                  ------------   ------------    ------------    ------------
    Net interest income .......................      5,573,868      6,138,563       1,822,269       2,072,930
    Provision for loan losses .................            -0-         20,983             -0-             -0-
                                                  ------------   ------------    ------------    ------------
        Net interest income after
           provision for loan losses ..........      5,573,868      6,117,580       1,822,269       2,072,930
                                                  ------------   ------------    ------------    ------------
Noninterest income:
    Service fees and charges ..................        144,425        112,955          50,529          38,018
    Other .....................................        286,815        218,495         125,221          95,140
                                                  ------------   ------------    ------------    ------------
                                                       431,240        331,450         175,750         133,158
                                                  ------------   ------------    ------------    ------------
Noninterest expense:
    Compensation and employee benefits ........      1,517,249      1,269,061         548,719         469,765
    Occupancy .................................        261,025        183,297          94,460          59,562
    SAIF deposit insurance premiums ...........         98,383        151,454          33,132          32,796
    Advertising ...............................        128,970        102,850          51,372          37,786
    Other .....................................        644,808        522,479         263,745         177,089
                                                  ------------   ------------    ------------    ------------
                                                     2,650,435      2,229,141         991,428         776,998
                                                  ------------   ------------    ------------    ------------
    Income before provision for income taxes ..      3,354,673      4,219,889       1,006,591       1,429,090
Provision for income taxes ....................      1,140,890      1.454,892         340,500         488,927
                                                  ------------   ------------    ------------    ------------
        Net income ............................      2,213,783      2,764,997         666,091         940,163
                                                  ------------   ------------    ------------    ------------
Other comprehensive income (loss), net of taxes
    Unrealized gain (loss) on securities
        available-for-sale, net ...............      1,110,934       (642,159)       (141,381)       (111,144)
                                                  ------------   ------------    ------------    ------------
Comprehensive income ..........................   $  3,324,717   $  2,122,838    $    524,710         829,019
                                                  ------------   ------------    ------------    ------------
Net income per share of common stock
    Basic .....................................   $        .49   $        .59    $        .15    $        .21
                                                  ------------   ------------    ------------    ------------
    Diluted ...................................   $        .49   $        .59    $        .15    $        .20
                                                  ------------   ------------    ------------    ------------

See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Nine Months Ended
                                                                               March 31,
                                                                   -----------------------------
                                                                         2001            2000
                                                                         ----            ----
Cash flows from operating activities:
     Net income ................................................   $  2,213,783    $  2,764,997
    Adjustments to reconcile net income to
         net cash provided by operating activities:
     Accretion of loan fees ....................................         53,720          65,015
     Provision for loan losses .................................            -0-          20,983
     Accretion of premiums (discounts) on investment
         securities and mortgage-backed securities, net ........        (16,753)        (15,480)
     Depreciation ..............................................        135,813          95,372
     Non-cash compensation under stock-based  benefit plans ....        131,792         175,534
     Decrease (increase) in accrued interest receivable ........         75,993         (41,329)
     Decrease in income taxes currently payable ................        (86,836)        (85,846)
     Increase in accrued expenses and other liabilities ........        254,063         310,553
     Increase (decrease) in unearned loan fees .................       (102,224)         29,889
     Decrease (increase) in prepaid expenses and other assets ..        173,177        (210,074)
                                                                   ------------    ------------
         Net cash provided by operating activities .............      2,832,528       3,109,614
                                                                   ------------    ------------
Cash flows from investing activities:
     Purchase of investment securities held-to-maturity ........       (485,240)     (1,700,000)
     Maturities of and principal repayments on
         investment securities held-to-maturity ................      5,037,655         398,350
     Maturies of securities available-for-sale .................      1,475,000             -0-
     Purchase of Federal Home Loan Bank Stock ..................            -0-        (251,500)
     Loan repayments (disbursements), net ......................      6,463,458     (14,565,861)
     Purchase of mortgage-backed securities held-to-maturity ...     (3,296,022)       (400,000)
     Principal repayments on mortgage-backed securities
         held-to-maturity ......................................      1,169,199       1,736,311
     Purchases of property and equipment .......................       (127,134)       (637,007)
     Investment in life insurance policies .....................       (250,675)       (217,975)
                                                                   ------------    ------------
         Net cash provided by (used in) investing activities ...      9,986,241     (15,637,682)
                                                                   ------------    ------------
Cash flows from financing activities:
     Net increase in savings accounts ..........................     16,735,922       3,964,901
     Decrease in advance payments by borrowers for taxes,
         insurance and ground rents ............................     (2,939,543)     (1,496,592)
    Payment of dividends .......................................       (528,470)       (773,656)
    Purchase of treasury stock .................................       (120,250)     (2,871,294)
    Proceeds from exercise of stock options ....................            -0-          10,000
    Repayment of borrowed funds ................................        (85,877)        (62,813)
                                                                   ------------    ------------

             Net cash provided by (used in) financing activities     13,061,782      (1,229,454)
                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents ...........     25,880,551     (13,757,522)

Cash and cash equivalents at beginning of period ...............     23,155,887      33,010,666
                                                                   ------------    ------------

Cash and cash equivalents at end of period .....................   $ 49,036,438    $ 19,253,144
                                                                   ------------    ------------

Cash paid during the period for interest
     on deposits and other borrowings ..........................   $ 11,569,000    $ 10,350,000

Cash paid during the period for income taxes ...................      1,227,000       1,422,000

See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)

(1) Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Leeds Federal Bankshares, Inc. (the Company), its wholly owned subsidiary, Leeds Federal Savings Bank and Leeds Investment Corporation, a wholly owned subsidiary of Leeds Federal Savings Bank. Adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position and results of operations have been recorded. The financial statements have been prepared using the accounting policies described in the June 30, 2000 Annual Report. The results of operations for the three months and nine months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the entire year.

(2) Reclassification of Prior Year's Statements

         Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

(3) Dividends on Common Stock

         On March 14, 2001, the Company declared a quarterly cash dividend of $.15 per share. The dividends were payable to stockholders of record as of April 4, 2001 and were paid on April 18, 2001. Leeds Federal Bankshares, M.H.C. (the
MHC) , which owns 3,300,000 shares of stock in the Company, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $186,000. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration as a dividend solely to the MHC. At March 31, 2001, the cumulative amount of such waived dividends was $11,213,400.

(4) Subsequent Event

         At March 31, 2001, the Company had a $2.5 million loan which matured in June, 1998, and has not been repaid. A foreclosure sale for the property was held on April 30, 2001. Based on the results of the sale, management believes it will recover the entire amount due, including all unpaid interest and late charges.

(5) Net Income per Share of Common Stock

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


                                                Three months             Three months
                                               Ended March 31,          Ended March 31,
                                                    2001                      2000
                                          -----------------------  ------------------------
                                             Basic       Diluted       Basic       Diluted
                                             -----       -------       -----       -------
Net income ...........................    $  666,091   $  666,091   $  940,163   $  940,163
                                          ----------   ----------   ----------   ----------

Weighted-average shares outstanding ..     4,503,490    4,503,490    4,561,558    4,561,558

Dilutive securities - options ........                     55,524                    28,066
                                                       ----------                ----------

Adjusted weighted-average shares used
     in EPS computation ..............     4,503,490    4,559,014    4,561,558    4,589,624
                                          ----------   ----------   ----------   ----------

                                                 Nine months              Nine months
                                               Ended March 31,          Ended March 31,
                                                    2001                      2000
                                          -----------------------  ------------------------
                                             Basic       Diluted       Basic       Diluted
                                             -----       -------       -----       -------
Net income ...........................    $2,213,783   $2,213,783   $2,764,997   $2,764,997
                                          ----------   ----------   ----------   ----------

Weighted-average shares outstanding ..     4,503,490    4,503,490    4,659,995    4,659,995

Dilutive securities - options ........                     52,447                    33,983
                                                       ----------                ----------

Adjusted weighted-average shares used
     in EPS computation ..............     4,503,490    4,555,937    4,659,995    4,693,978
                                          ----------   ----------   ----------   ----------


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

Discussion of Financial Condition Changes from June 30, 2000 to March 31, 2001
------------------------------------------------------------------------------

         Cash on hand and due from banks, interest bearing deposits, other liquid investments and investment securities totaled approximately $119.7 million at March 31, 2001, an increase of approximately $21.7 million, or 22.1%, from June 30, 2000. Mortgage-backed securities totaled $10.4 million, an increase of $2.1 million, or 25.3%, due primarily to the purchase of $3.3 million of mortgage-backed securities, partially offset by repayments of principal. Loans receivable totaled $212.8 million, a decrease of $6.4 million, or 2.9%, due primarily to a decrease in mortgage originations.

         Deposits increased approximately $16.7 million to a total of $298.6 million at March 31, 2001. Such increase was primarily attributable to general market trends. The Company has offered savings rates that are competitive with other banks. However, it has not relied on brokered funds or negotiated jumbo certificates to achieve increased deposit levels.

         The Bank is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the Tier 1 core capital requirement, the Tier 1 risk based capital requirement and the total risk based capital requirement. At March 31, 2001, the Bank had Tier 1 core capital of $47.2 million, or 13.5% of total adjusted assets, which was $33.2 million in excess of the requirement of minimum core capital of $14.0 million, or 4% of total adjusted assets; Tier 1 risk based capital of $47.2 million, or 27.0% of risk weighted assets, which was $40.2 million in excess of the requirement of minimum Tier 1 risk based capital of $7.0 million, or 4% of risk weighted assets; and total risk- based capital of $49.9 million, or 28.6% of risk weighted assets, which was $35.9 million in excess of the requirement of a minimum total risk-based capital of 8% of risk weighted assets.

Comparison of Operating Results for Three and Nine Month Periods Ended March 31,
--------------------------------------------------------------------------------
2001 and 2000.
--------------

General
-------

         The Company's net income for the three months ended March 31, 2001, totaled $666,000, a decrease of $274,000, or 29.1% as compared to $940,000 for the three months ended March 31, 2000, due principally to a decrease in net interest income and an increase in noninterest expenses. Unrealized losses on securities available-for-sale increased $30,000 to $141,000 for the three months ended
March 31, 2001, as compared to the same period last year, as a result of a decrease in the fair value of the Company's investment securities available-for-sale, principally the Company's FreddieMac preferred stock. The Company's net income for the nine months ended March 31, 2001, decreased
$551,000, or 19.7%, to $2.2 million as compared to the same period in 2000. Unrealized gains on securities available for sale increased $1.8 million to $1.1 million for the nine months ended March 31, 2001, as compared to the same period last year, as a result of an increase in the fair value of the Company's investment securities available-for-sale.

Net Interest Income
-------------------

         Interest income on loans for the three months ended March 31, 2001, decreased slightly to $3.8 million, from $3.9 million for the three months ended March 31, 2000. The average yield on loans remained unchanged at 7.1% while average balances of loans decreased by $5.5 million for the same periods. Interest income on loans for the nine months ended March 31, 2001, totaled $11.6 million, an increase of $106,000, or 0.9%, as compared to the nine months ended March 31, 2000. Average balances on loans increased by $441,000, to $216.7 million, for the nine months ended March 31, 2001, as compared to $216.3 million for the nine months ended March 31, 2000, while average yield on loans remained unchanged at 7.1%.

         Interest income on mortgage-backed securities decreased $2,000 to $157,000 for the three months ended March 31, 2001, compared to $159,000 for the three months ended March 31, 2000. The average yield on mortgage-backed securities increased to 7.6%, from 7.1%, while the average balance of mortgage-backed securities decreased by $610,000 to $8.3 million for the three months ended March 31, 2001, compared to $8.9 million for the same period last year. Interest income on mortgage-backed securities decreased by $27,000 to $455,000 for the nine months ended March 31, 2001, as compared to $482,000 for the prior period, due principally to a decrease in average balance of mortgage-backed securities of $1.2 million to $8.1 million from $9.3 million, offset by an increase in the average yield on mortgage-backed securities to 7.5%, from 6.9%. The decreases in the average balance of mortgage-backed securities for the three and nine months ended March 31, 2001, were the result of repayments, offset by the purchase of $3.3 million in new mortgage-backed securities during the third quarter. The increase in average yield on mortgage-backed securities for the periods was attributable to faster repayments of lower yielding securities.

         Interest income on investment securities and short-term investments ("Investments") increased by $237,000, to $1.7 million for the three months ended March 31, 2001, from $1.5 million for the three months ended March 31, 2000. The average balance of Investments increased by $18.9 million to $112.8 million for the three months ended March 31, 2001, from $93.9 million for the same period in the prior year, while yield on Investments decreased to 6.2% from 6.4%. Interest income on Investments increased by $576,000 to $5.1 million during the nine months ended March 31, 2001, from $4.6 million for the nine months ended March 31, 2000. The average balance of Investments increased by $9.5 million to $105.8 million for the nine months ended March 31, 2001, from $96.3 million for the same period in the prior year, while yield on Investments increased to 6.5% from 6.3%. The increases in average balance of Investments for the three and nine months ended March 31, 2001, were the result of an increase in the supply of funds to invest in such securities. The changes in average yield on Investments for these periods was due to changes in market rates on short term investments.

         Total interest expense increased by approximately $428,000 during the quarter ended March 31, 2001, to $3.9 million from $3.5 million for the quarter ended March 31, 2000. This increase was the result of an increase in average balances of interest bearing liabilities outstanding to $292.4 million from $280.6 million, and an increase in average rates paid on deposits to 5.3%, from 4.9%. For the nine months ended March 31, 2001, total interest expense increased by $1.2 million to $11.6 million, from $10.3 million for the nine months ended March 31, 2000. The increase was the result of an increase in average balances of interest bearing liabilities outstanding to $287.8 million from $279.1 million and an increase in average rates paid on deposits to 5.4% from 4.9%. The increases in average balance on interest bearing liabilities outstanding for the three and nine months ended March 31, 2001, as compared to the same periods last year, were due to increased customer deposits, while the increase in average rates paid on deposits for these periods was due to general market conditions.

         As a result of the foregoing changes, the increase in interest income was more than offset by an increase in interest expense resulting in a decrease in net interest income of $251,000, or 12.0%, to $1.8 million during the three months ended March 31, 2001, as compared to $2.1 million during the three months ended March 31, 2000. During the nine months ended March 31, 2001, net interest income decreased by $565,000, or 9.3%, to $5.6 million from $6.1 million for the same period in the previous year.

Provision for Loan Losses
-------------------------

         The Bank had no provision for loan losses for the three and nine months ended March 31, 2001, compared to no provision and a provision of $21,000 for the three and nine months ended March 31, 2000. The allowance for loan losses, which was $744,000 and $742,000 at March 31, 2001 and June 30, 2000,
respectively, is established in accordance with generally accepted accounting principles and exists to absorb known and inherent losses in the Company's overall loan portfolio. In addition to historical loss experience, the Company considers other factors that are likely to cause credit losses, including changes in economic and business conditions and developments, changes in the nature and volume of the portfolio, trends in the level of past due and classified loans, and the status of nonperforming loans. Based on management's review and analysis of the allowance for loan losses as of March 31, 2001, management considered the allowance for loan losses to be adequate.

Noninterest Income
------------------

         Noninterest income increased $43,000 to $176,000, from $133,000 for the three months ended March 31, 2001. For the nine months ended March 31, 2001, noninterest income increased to $431,000, from $331,000 for the nine months ended March 31, 2000. The increases were primarily the result of increases in income from life insurance contracts and increases in service fee income.

Noninterest Expense
-------------------

         Noninterest expense for the three months ended March 31, 2001, increased by $214,000 to $991,000, from $777,000, for the three months ended March 31, 2000. Compensation and employee benefits increased $79,000 to $549,000 for the three months ended March 31, 2001, from $470,000 for the same period last year, due to additional staffing related to the opening of a branch; a onetime charge to complete funding of the directors' retirement plan due to the attainment of retirement age of two directors who continue to serve as directors; and an increase in the noncash charge to expense for ESOP shares earned due to an increase in the market price of the Company's stock. Occupancy, advertising and other expenses increased by $135,000 for the quarter ended March 31, 2001, due to an increase in expenses associated with the new branch. During the nine months ended March 31, 2001, noninterest expense increased $421,000, or 19.1%, to $2.7 million, from $2.2 million, compared to the nine months ended

March 31, 2000. This increase was due to increased compensation costs, higher levels of advertising, and increased occupancy expenses associated with the new branch, partially offset by a decrease in SAIF deposit insurance premiums.

Provision for Income Taxes
--------------------------

         Provision for income taxes for the three months ended March 31, 2001, totaled $341,000, compared to $489,000 for the three months ended March 31, 2000. For the nine months ended March 31, 2001, the provision for income taxes totaled $1.1 million, as compared to $1.5 million for the same period last year. The effective income tax rate for the three months ended March 31, 2001, was 33.8%, compared to 34.2% for the three months ended March 31, 2000. The effective income tax rate for the nine months ended March 31, 2001, was 34.0%, compared to 34.5% for the nine months ended March 31, 2000. The lower effective rates are due to lower state taxes.

Classified Loans
----------------

         There were five loans totaling $23,000 which were 90 or more days delinquent but still accruing at March 31, 2001, and no such loans at June 30, 2000. Loans 90 or more days delinquent and not accruing totaled $2.7 million at March 31, 2001 and June 30, 2000. At March 31, 2001, the Company had a $2.5 million loan which matured in June, 1998, and has not been repaid. A foreclosure sale for the property was held on April 30, 2001. Based on the results of the sale, management believes it will recover the entire amount due, including all unpaid interest and late charges.

Liquidity
---------

         The Company is required to maintain liquid assets, as defined by Office of Thrift Supervision regulations to support safe and sound operations. The Company's liquidity ratio averaged 40.66% during the quarter ended March 31, 2001, and equaled 43.24% at March 31, 2001.

Stock Repurchase Plan
---------------------

         As of March 31, 2001, the Company has repurchased 667,416 shares of its common stock in connection with its repurchase plan. The Company has the Board's authorization to repurchase an additional 356,025 shares as, in the opinion of management, market conditions warrant.

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

Changes in Securities
---------------------

         None

Defaults Upon Senior Securities
-------------------------------

         None

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                     LEEDS FEDERAL BANKSHARES, INC.


Date: May 14, 2001                  By: /s/Gordon E. Clark
     -------------                     -------------------------------------
                                        Gordon E. Clark
                                        President and Chief Executive Officer



Date: May 14, 2001                  By: /s/Kathleen Trumpler
     -------------                     -------------------------------------
                                        Kathleen Trumpler
                                        Treasurer and Chief Financial Officer