Form 10KSB
period 2001-06-30
LEEDS FEDERAL BANKSHARES
filed 2001-09-27
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2001 OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ______________________

                           Commission File No. 0-23645

                         LEEDS FEDERAL BANKSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             United States                               52-2062351
    -------------------------------                 ----------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

1101 Maiden Choice Lane, Baltimore, Maryland                 21229
--------------------------------------------                 -----
  (Address of Principal Executive Offices)                  Zip Code

                                 (410) 242-1234
                         -------------------------------
                         (Registrant's telephone number)

Securities Registered Pursuant to
 Section 12(b) of the Act:   None
                             ----

Securities Registered Pursuant to
 Section 12(g) of the Act:   Common Stock, par value $1.00 per share
                             ---------------------------------------
                                          (Title of Class)

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

         The issuer's revenues for the fiscal year ended June 30, 2001, were $23.5 million.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq National Market on August 20, 2001, was approximately $34.9 million. This amount includes shares held by the Registrant's ESOP, and excludes shares held by Leeds Federal Bankshares, M.H.C., and the Registrant's directors and senior officers. As of August 20, 2001, there were issued and outstanding 4,538,181 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended June 30, 2001 (Parts II and III).

2.   Proxy  Statement for the 2001 Annual Meeting of  Stockholders  (Parts I and
     III).

                                     PART I

ITEM 1. Description of Business

General

         Leeds Federal Bankshares, Inc.

         Leeds Federal Bankshares, Inc. (the "Company") is a federal corporation which was organized on November 21, 1997. The only significant asset of the Company is its investment in Leeds Federal Savings Bank (the "Bank"). The Company is majority-owned by Leeds Federal Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). At June 30, 2001, the Company had total assets of $378.5 million and stockholders' equity of $50.9 million.

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

         The Bank is a community-oriented savings bank that is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits in fixed-rate one- to four-family residential mortgage loans and adjustable rate home equity loans and, to a lesser extent, commercial real estate loans and consumer loans. To the extent available funds exceed local mortgage loan demand, the Bank also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof, secured short-term loans to commercial banks, interest-earning deposits in other institutions, and other short- and medium-term investments.

         The Bank's executive offices are located at 1101 Maiden Choice Lane, Baltimore, Maryland 21229, and its telephone number at that address is (410) 242-1234.

Recent Developments

         On August 16, 2001, the Company, the Mutual Holding Company and the Bank, entered into an Agreement and Plan of Merger (the "Agreement") with Northwest Bancorp, Inc. ("Northwest Mid-Tier"), Northwest Bancorp, MHC
("Northwest MHC"), the mutual holding company of Northwest Mid-Tier, and Northwest Savings Bank. Under the terms of the Agreement, the Mutual Holding Company will be merged with and into Northwest MHC with Northwest MHC as the surviving entity, and the Company will be merged with and into Northwest Mid-Tier with Northwest Mid-Tier as the surviving entity. Stockholders of the Company other than the Mutual Holding Company will receive $32.00 in cash for each share of the Company's common stock, par value $1.00 per share (the "Common Stock") they hold. Shares of Common Stock held by the Mutual Holding Company will be cancelled. Each option to purchase Common Stock will be converted into the right to receive cash in an amount equal to the difference between $32.00 and the exercise price of the option. The transaction is subject to certain conditions, including, among others, approval by the Company's stockholders and the Mutual Holding Company's members (if necessary) and applicable regulatory authorities.

Market Area/Local Economy

         The Bank's market area comprises parts of the Maryland counties of Baltimore, Howard, Harford, Anne Arundel, and Carroll, and Baltimore City, which are part of the Baltimore metropolitan area. Baltimore City is located approximately 30 miles from Washington, D.C., and is part of the Washington-Baltimore Standard Metropolitan Statistical Area. The Bank's market area has a diverse economic base, although it is significantly influenced by the federal government and the defense industry. The federal government is one of the area's largest employers. Headquartered within the Bank's market area are a number of federal government agencies, including the Social Security Administration and the Health Care Financing Administration. Other major employers and industries within the Bank's market area include General Motors Truck and Bus Group, Pepsi-Cola Company, Black and Decker Corporation, Johns Hopkins University, the University of Maryland -- Baltimore County, the University of Maryland--Baltimore, McCormick and Company, Inc., Bethlehem Steel Corp., Northrup Grumman, Fort Meade, Proctor and Gamble Cosmetic and Fragrance Products, The Baltimore Sun, Baltimore Gas and Electric Company, Giant Food, Inc., Verizon, Blue Cross and Blue Shield of Maryland, Crown Central Petroleum, St. Agnes Hospital, and The Ryland Group, Inc. The Baltimore metropolitan area also has an active tourism industry, and is home to the Baltimore Orioles professional baseball team, the Baltimore Ravens professional football team, the Inner Harbor, and the National Aquarium.

Lending Activities

         Loan and Mortgage-Backed Securities Portfolio Composition. The principal components of the Bank's loan portfolio are fixed-rate and adjustable-rate conventional first mortgage loans secured by one- to four-family residential real estate, home equity loans, and, to a much lesser extent, commercial real estate and consumer loans. At June 30, 2001, the Bank's net loans receivable totaled $217.2 million, of which $206.6 million, or 95.1%, were one- to four-family residential real estate mortgage loans, $12.1 million, or 5.6%, were home equity loans and $4.1 million, or 1.9%, were consumer loans.

         The Bank also invests in mortgage-backed securities including pass-through certificates and, to a much lesser extent, collateralized mortgage obligations ("CMOs"). At June 30, 2001, mortgage-backed securities totaled $20.0 million, or 5.3%, of total assets. At June 30, 2001, 17.7% of the Bank's mortgage-backed securities were secured by adjustable rate mortgage ("ARM") loans. Pass-through certificates totaled $19.5 million, or 97.6%, of the Bank's total mortgage-backed securities portfolio at June 30, 2001. All of the Bank's pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae, or Fannie Mae. CMOs totaled $486,000, or 2.4%, of the Bank's total mortgage-backed securities portfolio at June 30, 2001, all of which were backed by federal agency collateral. The Bank's policy is to hold mortgage-backed securities to maturity.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.


                                                                            At June 30,
                                               -----------------------------------------------------------------------------------
                                        2001               2000                1999                1998                1997
                                   ---------------    ----------------    ---------------     ----------------   -----------------
                                   Amount  Percent    Amount   Percent    Amount  Percent     Amount   Percent    Amount   Percent
                                   ------  -------    ------   -------    ------  -------     ------   -------    ------   -------
                                                                      (Dollars in Thousands)
Real estate loans:
  One- to four-family
   residential and construction   $206,635    95.1%  $204,581    93.3%   $189,326    92.9%   $172,152    90.5%   $155,233     89.1%
  Home equity .................     12,131     5.6     11,071     5.1      11,454     5.6      12,769     6.7      13,024      7.5
  Commercial ..................         --      --      2,500     1.1       2,500     1.2       3,738     2.0       3,763      2.2
                                  -------- -------   --------  ------    -------- -------    --------  ------    --------  -------
   Total real estate loans ....    218,766   100.7    218,152    99.5     203,280    99.7     188,659    99.2     172,020     98.8
Consumer loans ................      4,133     1.9      3,807     1.7       3,976     2.0       5,072     2.7       5,069      2.9
                                  -------- -------   --------  ------    -------- -------    --------  ------    --------  -------
   Total loans receivable .....    222,899   102.6    221,959   101.2     207,256   101.7     193,731   101.9     177,089    101.7
Less:
  Undisbursed portion of loans
   in process .................      4,436    (2.0)     1,248     (.6)      1,905     (.9)      2,025    (1.1)      1,668     (1.0)
  Unearned loan fees ..........        548     (.3)       765     (.3)        740     (.4)        802     (.4)        790      (.4)
  Allowance for loan losses ...        732     (.3)       742     (.3)        725     (.4)        723     (.4)        536      (.3)
                                  -------- -------   --------  ------    -------- -------    --------  ------    --------  -------
   Total loans receivable, net    $217,183   100.0%  $219,204   100.0%   $203,886   100.0%   $190,181   100.0%   $174,095    100.0%
                                  ======== =======   ========  ======    ======== =======    ========  ======    ========  =======
Mortgage-backed securities ....   $ 20,021           $  8,317            $ 10,008            $ 16,412            $ 22,160
                                  ========           ========            ========            ========            ========

         Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth the maturity or period of repricing of the Bank's loan and mortgage-backed securities portfolio at June 30, 2001. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable rate ("ARM") loans, floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.


                                                                                              Beyond
                                       Within       1-3        3-5       5-10       10-20       20
                                       1 Year      Years      Years      Years      Years      Years      Total
                                      ---------  ---------  ---------  ---------  --------   --------   --------
                                                                       (In Thousands)
Real estate loans:
  One- to four-family
   residential and
   construction.....................  $ 8,622    $ 9,635    $ 8,051    $31,621    $65,058    $83,648   $206,635
  Home equity.......................    6,937        240      1,268      3,584        102         --     12,131
  Commercial........................       --         --         --         --         --         --         --
  Consumer loans....................      651        898      2,368        103        113         --      4,133
                                      -------    -------    -------    -------    -------    -------    -------
   Total loans......................   16,210     10,773     11,687     35,308     65,273     83,648    222,899
                                      -------    -------    -------    -------    -------    -------    -------

Mortgage-backed
 securities(1)......                    3,541         15         22      1,366      1,133     13,522     19,599
                                      -------    -------    -------    -------    -------    -------    -------

  Total loans and
   mortgage-backed
  securities........................  $19,751    $10,788    $11,709    $36,674    $66,406    $97,170    $242,498
                                      =======    =======    =======    =======    =======    =======    ========

-----------
(1)  Does not include discounts and premiums.


         Fixed- and Adjustable-Rate Loan and Mortgage-Backed Securities Schedule. The following table sets forth at June 30, 2001, the dollar amount of fixed rate loans and mortgage-backed securities that mature after June 30, 2002, and all adjustable rate loans and mortgage-backed securities that mature or reprice after June 30, 2002.


                                              Fixed      Adjustable      Total
                                              -----      ----------      -----
                                                     (In Thousands)
Real estate loans:
  One- to four-family
   residential and construction .......      $182,069      $15,944      $198,013
  Home equity .........................         5,194           --         5,194
  Commercial ..........................            --           --            --
  Consumer loans ......................         3,482           --         3,482
                                             --------      -------      --------
   Total ..............................      $190,745      $15,944      $206,689
                                             ========      =======      ========

Mortgage-backed securities ............      $ 16,058      $    --      $ 16,058
                                             ========      =======      ========


         One- to Four-Family Residential and Construction Real Estate Loans. The Bank's primary lending activity currently consists of the origination of fixed rate one- to four-family owner-occupied residential mortgage loans, virtually all of which are collateralized by properties located in the Bank's market area. The Bank also originates fixed/adjustable first mortgage loans, which have fixed rates for the first five or seven years, then adjust annually thereafter. The Bank also originates one- to four-family construction loans that convert to permanent loans after the initial construction period, which generally does not exceed nine months. The Bank is a portfolio lender. It has not sold loans in the secondary mortgage market; however, it may conduct limited secondary market sales in the future. One- to four-family loans are underwritten and originated according to policies approved by the board of directors.

         The Bank currently offers fixed rate one- to four-family residential mortgage loans with terms ranging from 5 to 30 years. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Bank's one- to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Bank's mortgage loans has decreased significantly due to the unprecedented volume of refinancing activity. Accordingly, estimates of the average maturity of one- to four-family loans that remain outstanding cannot be made with any degree of accuracy.

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

         The Bank's one-to-four family residential first mortgage loans customarily include due-on-sale clauses, which provide the Bank with the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed rate mortgage loan portfolio, and the Bank has generally exercised its rights under these clauses.

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

         The Bank makes one-to-four family real estate loans with loan-to-value ratios of up to 95%; however, for one- to four-family real estate loans with loan-to-value ratios greater than 80%, the Bank requires the first 20% of the loan amount to be covered by private mortgage insurance. The Bank has a first-time home buyer program targeted to low to moderate income borrowers. The loan-to-value ratio on these loans is 100%. The Bank requires fire and casualty insurance, as well as a title policy, on all properties securing real estate loans made by the Bank.

         Commercial Real Estate Loans. The Bank originates commercial real estate loans on a limited basis, although the Bank had no such loans outstanding at June 30, 2001. The Bank originates commercial real estate loans selectively and on a case-by-case basis. Because of the increased credit risk associated with such loans and the low level of demand for such loans in the Bank's primary market area, the Bank does not expect commercial real estate lending to constitute a significant part of its loan originations in the foreseeable future.

         Home Equity Loans. The Bank also originates variable and fixed rate home equity loans. As of June 30, 2001, variable rate home equity loans totaled $6.9 million, or 3.2%, of the Bank's total loan portfolio. The interest rates on the Bank's variable rate home equity loans adjust based on changes in the prime interest rate and are generally for terms of up to 15 years. At June 30, 2001, fixed rate home equity loans totaled $5.2 million. The Bank's home equity loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 75% or less.

         Consumer Loans. To a much lesser extent, the Bank also originates consumer loans collateralized principally by automobiles and deposit accounts. Consumer loans involve greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as automobiles.

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

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, 90-day periods in the case of loans to purchase existing real estate, and 120-day periods for construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Title insurance, based on a title search of the property, is required on all loans secured by real property. At June 30, 2001, the Bank had outstanding loan commitments of

$7.0 million. This amount does not include $17.6 million of undisbursed lines of credit on home equity loans and the unfunded portion of loans in process.

         Origination, Purchase and Sale of Loans. The table below shows the Bank's originations of loans for the periods indicated.


                                                    Years Ended June 30,
                                             ----------------------------------
                                               2001         2000          1999
                                               ----         ----          ----
                                                      (In Thousands)
Loans receivable at beginning
 of period, excluding loans in process ..   $ 220,711    $ 205,351    $ 191,706
Originations:
  Real estate:
   One- to four-family residential ......      31,806       38,599       53,207
   Home equity (1) ......................       7,322        4,407        6,429
   Commercial ...........................          --           --           --
  Consumer passbook loans (2) ...........          38            9          (40)
  Consumer loans, other .................       2,176        1,952        1,118
                                            ---------    ---------    ---------
    Total originations ..................      41,342       44,967       60,714
                                            ---------    ---------    ---------
Repayments ..............................     (41,080)     (29,590)     (47,071)
Transfer to real estate owned ...........      (2,500)          --           --
Loan charge-off/transfer provision ......         (10)         (17)           2
                                            ---------    ---------    ---------
Net loan activity .......................      (2,248)      15,360       13,645
                                            ---------    ---------    ---------
      Total loans receivable at end
       of period, excluding loans in
       process ..........................   $ 218,463    $ 220,711    $ 205,351
                                            =========    =========    =========

--------
(1)  Includes disbursements from existing home equity loans.
(2)  Represents net changes in ending balances.


         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment of the related loan. At June 30, 2001, the Bank had $548,000 of deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, the Bank receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges and late charges. The Bank recognized fees and service charges of $200,000, $156,000 and $132,000, for the fiscal years ended June 30, 2001,
2000 and 1999, respectively.

Mortgage-Backed Securities

         The Bank's business also involves investments in mortgage-backed securities. At June 30, 2001, all of the Bank's mortgage-backed securities were insured or guaranteed by a United States Government agency or sponsored corporation. The Bank's mortgage-backed securities portfolio includes primarily pass-through certificates and, to a lesser extent, CMOs. The Bank invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

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

         CMOs are securities created by segregating or partitioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flow from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. CMOs are typically issued by a special-purpose entity (the "issuer") that may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. Accordingly, a CMO instrument may be purchased in equity form (e.g., trust interests, stock and partnership interests) or non-equity form (e.g., participating debt securities). All of the Bank's CMOs are non-equity interests. CMOs are collateralized by mortgage loans or mortgage-backed securities that are transferred to the CMO trust or pool by a sponsor. The issue is structured so that collections from the underlying collateral provide a cash flow to make principal and interest payments on the obligations, or "tranches," of the issuer.

         Set forth below is information relating to the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.


                                                  Years Ended June 30,
                                         --------------------------------------
                                            2001          2000           1999
                                            ----          ----           ----
                                                     (In Thousands)
Mortgage-backed securities
 at beginning of period ...........      $  8,317       $ 10,008       $ 16,412
Purchases .........................        13,778            400             --
Repayments ........................        (2,030)        (2,099)        (6,415)
Other (1) .........................           (44)             8             11
                                         --------       --------       --------
Mortgage-backed securities
 at end of period .................      $ 20,021       $  8,317       $ 10,008
                                         ========       ========       ========

----------
(1)  Includes net discount/premium amortization.


         The  following   table  sets  forth   selected  data  relating  to  the
composition of the Bank's mortgage-backed securities as of the dates indicated.


                                               At June 30,
                           -----------------------------------------------------
                                2001              2000               1999
                           ---------------   ----------------   ----------------
                           Amount  Percent   Amount   Percent   Amount   Percent
                           ------  -------   ------   -------   ------   -------
                                          (Dollars in Thousands)
Pass-through
 certificates:
  Adjustable ........... $  3,541    17.7%   $ 4,563    54.9%   $  5,495   54.9%
  Fixed ................   16,058    80.2      3,228    38.8       3,935   39.3
                         --------   -----    -------   -----    --------  -----
   Total pass-through
    certificates .......   19,599    97.9      7,791    93.7       9,430   94.2
                         --------   -----    -------   -----    --------  -----
CMOs:
  Adjustable ...........      486     2.4        548     6.6         607    6.1
                         --------   -----    -------   -----    --------  -----
   Total CMOs ..........      486     2.4        548     6.6         607    6.1
                         --------   -----    -------   -----    --------  -----
  Unamortized discount
   and premium .........      (64)    (.3)       (22)    (.3)        (29)   (.3)
                         --------   -----    -------   -----    --------  -----
    Total mortgage-
     backed securities . $ 20,021   100.0%   $ 8,317   100.0%   $ 10,008  100.0%
                         ========   =====    =======   =====    ========  =====


         At June 30, 2001, mortgage-backed securities totaled $20.0 million, or 5.3%, of total assets. ARM loans collateralized 17.7% of the Bank's mortgage-backed securities portfolio. Pass-through certificates totaled $19.6 million, or 97.9%, of the Bank's total mortgage-backed securities portfolio at June 30, 2001. All of the Bank's pass-through certificates are insured or guaranteed by Freddie Mac, GNMA, or FNMA. CMOs totaled $486,000, or 2.4%, of the Bank's total mortgage-backed securities portfolio on that same date, all of which were backed by federal agency collateral. At June 30, 2001, all the Bank's mortgage-backed securities were held for investment. At June 30, 2001, the Bank's mortgage-backed securities portfolio had a fair market value of $20.0 million.

Delinquencies and Classified Assets

         Delinquencies. The Bank's collection procedures provide that when a loan is 15 days past due, a late charge notice is sent to the borrower requesting payment, plus a late charge. If delinquency continues, on the first day of the second month, a delinquent notice is mailed along with a letter advising that the mortgagors are in violation of the terms of their mortgage contract. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. The Bank's attorney has been authorized by the Board of Directors to send a letter on the first day of the third month advising of pending legal action. This letter grants mortgagors an additional 15 days to bring the account to date prior to the start of any legal action. If not paid, foreclosure proceedings are initiated.

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

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is deemed real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations.

         Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more, real estate owned by the Bank and other nonperforming assets at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15. At June 30, 2001, the Bank had no loans on nonaccrual status. At June 30, 2001, the Company had $2.5 million in real estate owned, consisting of a commercial property. A foreclosure sale for the property was held on April 30, 2001. The settlement of the sale has not yet occurred.


                                                At June 30,
                              ----------------------------------------------
                                2001      2000      1999      1998      1997
                                ----      ----      ----      ----      ----
                                          (Dollars in Thousands)
Delinquent loans:
  One- to four-family
   residential ............   $   --    $   48    $  264    $   19   $    88
  Consumer loans ..........       22        --        --        --        --
  Commercial loans ........       --     2,500     2,500     2,500        --
                              ------    ------    ------    ------    ------
   Total delinquent loans .   $   22    $2,548    $2,764    $2,519   $    88
                              ------    ------    ------    ======    ======
Total real estate owned (1)   $2,540    $   --    $   --    $   --    $   --
Other nonperforming assets        --        --        --        --        --
                              ------    ------    ------    ------    ------
   Total nonperforming
    assets ................   $2,540    $   --    $   --    $   --    $   --
                              ======    ======    ======    ======    ======
Total loans delinquent
 90 days or more to net
 loans receivable .........      .01%     1.16%     1.36%     1.32%      .05%
Total loans delinquent
 90 days or more to total
 assets ...................      .01%      .76%      .83%      .83%      .03%
Total nonperforming loans
 and nonperforming assets
 to total assets ..........      .67%      .76%      .83%      .83%      .03%

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

                                                           At June 30,
                                                    ----------------------------
                                                    2001       2000        1999
                                                    ----       ----        ----
                                                          (In Thousands)
Loans delinquent 60-89 days ..................      $382      $   56      $   60
Loans delinquent 90 days or more .............        22       2,548       2,764
                                                    ----      ------      ------
      Total delinquent 60 days or more .......      $404      $2,604      $2,824
                                                    ====      ======      ======

         The following table sets forth information with respect to the Bank's delinquent loans and other problem assets at June 30, 2001.

                                                         At June 30, 2001
                                                        ------------------
                                                        Balance     Number
                                                        -------     ------
                                                          (In Thousands)
Residential real estate:
  Loans 60 to 89 days delinquent .....................  $  382         4
  Loans 90 days or more delinquent ...................      --        --
Commercial real estate:
  Loans 60 to 89 days delinquent .....................      --        --
  Loans 90 days or more delinquent ...................      --        --
Consumer loans 90 days or more delinquent ............      22         5
Foreclosed real estate and repossessions .............   2,540         1
Other nonperforming assets ...........................      --        --
Restructured loans within the meaning of
 Statement of Financial Accounting
 Standards No. 15 (not included in other
 nonperforming categories above) .....................      --        --
Loans to facilitate sale of real
 estate owned ........................................      --        --

         Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At June 30, 2001, the Bank had no loans classified as special mention.

         The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                                           At June 30,
                                                --------------------------------
                                                 2001         2000         1999
                                                 ----         ----         ----
                                                         (In Thousands)
Substandard assets (1) ..................       $2,591       $2,557       $2,764
Doubtful assets .........................           --           43          152
Loss assets .............................           --           --           --
                                                ------       ------       ------
   Total classified assets ..............       $2,591       $2,600       $2,916
                                                ======       ======       ======
------
(1)  Includes real estate owned and other nonperforming assets.

         Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectability of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended June 30, 2001, 2000 and 1999, the Bank added $154, $21,000 and $39,000, respectively, to the provision for loan losses. The Bank's allowance for loan losses totaled $732,000, $742,000 and $725,000, at June 30, 2001, 2000 and 1999, respectively.

         Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated. Of the total allowance for loan losses at June 30, 2001, $402,000 has been allocated to one- to four-family residential real estate loans, $83,000 to consumer loans, and $247,000 was unallocated.

                                                       At June 30,
                             ----------------------------------------------------------------
                               2001          2000          1999          1998          1997
                               ----          ----          ----          ----          ----
                                                 (Dollars in Thousands)
Total loans outstanding .   $ 217,183     $ 219,204     $ 203,886     $ 190,181     $ 174,095
Average loans outstanding     216,467       216,907       195,371       182,882       164,321

Allowance balances (at
 beginning of period) ...         742           725           723           536           375
Provision for losses on
 real estate loans ......          --            21            39           192           151
Transfer from provision
 for other assets .......          --            --            --            --            30
Charge-offs .............         (10)           (4)          (37)           (5)          (20)
                            ---------     ---------     ---------     ---------     ---------
Allowance balances
 (at end of period) .....   $     732     $     742     $     725     $     723     $     536
                            =========     =========     =========     =========     =========
Allowance for loan losses
 as a percentage of net
 loans receivable at end
 of period ..............         .34%          .33%          .35%          .38%          .31%

Investment Activities

         The Bank's investment portfolio comprises investment securities, securities purchased under agreements to resell, secured short-term loans to commercial banks, Federal Home Loan Bank stock, and interest-earning deposits in other institutions. The Bank has no investments in corporate or unrated securities. At June 30, 2001, $56.9 million, or 46.5%, of the Bank's investment portfolio was scheduled to mature in one year or less, and $65.4 million was scheduled to mature in over five years.

         The Bank is required under federal regulations to maintain liquid assets that may be invested in specified short-term securities and certain other investments. Management believes that the higher levels are prudent because of the possibility that interest rates may increase. By maintaining high levels of liquidity, the Bank is able to reinvest its assets more quickly in response to changes in market interest rates, thereby reducing its exposure to interest rate volatility. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. Currently, due to savings deposit growth, the Bank's liquidity levels are higher than they have been in recent periods.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                                        At June 30,
                                             -----------------------------------
                                               2001         2000          1999
                                               ----         ----          ----
                                                         (In Thousands)
Investment securities:
  U.S. Government and agency
   obligations ........................      $ 61,611      $69,844      $ 68,700
  Freddie Mac preferred stock .........         4,636        2,759         3,950
  Other equity securities .............            74           48            68
                                             --------      -------      --------
    Total investment securities .......        66,321       72,651        72,718
Short-term investments/money
 market accounts ......................        35,334        9,552        12,941
Secured short-term loans to
 commercial banks (1) .................        16,225        9,563        10,012
FHLB stock ............................         2,187        2,187         1,936
Interest-earning deposits in
 other institutions ...................         2,199        1,982         4,964
                                             --------      -------      --------
    Total investments .................      $122,266      $95,935      $102,571
                                             ========      =======      ========
---------
(1)  Includes Federal Funds sold and other deposits.

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Bank's investment portfolio at June 30, 2001.

                                                                  At June 30, 2001
                          ----------------------------------------------------------------------------------------------------------
                           One Year or Less    One to Five Years  Five to Ten Years   More than Ten Years          Total
                          -------------------  -----------------  ------------------  ------------------- --------------------------
                                   Annualized         Annualized          Annualized          Annualized                  Annualized
                                    Weighted           Weighted            Weighted            Weighted                    Weighted
                          Carrying   Average Carrying   Average  Carrying   Average  Carrying   Average Carrying    Market  Average
                            Value     Yield    Value     Yield     Value     Yield     Value     Yield    Value     Value    Yield
                            -----     -----    -----     -----     -----     -----     -----     -----    -----     -----    -----
                                                                 (Dollars in Thousands)
Investment securities:
 U.S. Government
  agency securities ..... $    --        --%   $ --       --%     $1,800      6.53%   $58,811     6.86%  $ 59,529 $ 59,5269    6.85%
 U.S. Government
  treasury securities ...   1,000      7.50      --       --          --        --        --        --      1,000     1,014    7.50
 Freddie Mac preferred
  stock .................      --        --      --       --          --        --     4,636       1.09     4,636     4,636    1.09
 Other equity
  securities ............      --        --      --       --          --        --        74       5.41        74        74    5.41
                          -------      ----     ---      ---      ------      ----   -------       ----   -------  --------    ----
  Total investment
   securities............   1,000      7.50      --       --       1,800      6.53    63,521       6.44    66,321    65,253    6.48


Short-term investments/
 money market accounts ..  35,334      4.06      --       --          --        --        --         --    35,334    35,334    4.06
Secured short-term
 loans to commercial
 banks ..................  16,225      3.94      --       --          --        --        --         --    16,225    16,225    3.94
FHLB stock ..............   2,187      7.37      --       --          --        --        --         --     2,187     2,187    7.37
Interest earning
 deposits in
 other institutions .....   2,199      3.77      --       --          --        --        --         --     2,199     2,199    3.77
                          -------      ----     ---      ---      ------      ----   -------       ----   -------  --------    ----
  Total investments ..... $56,945      4.20%   $ --       --%     $1,800      6.53%  $63,521       6.44% $122,266  $121,198    5.46%
                          =======      ====     ===      ===      ======      ====   =======       ====  ========  ========    ====


Sources of Funds

         General. The Bank accepts deposits from its main office in Arbutus, Maryland and from its branch office in Elkridge, Maryland. Deposits are the major source of the Bank's funds for lending and other investment purposes. Other sources of funds are the amortization and prepayment of loans and mortgage-backed securities, maturing investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. Historically, the Bank has maintained a high level of liquidity, and only rarely uses borrowed funds.

         Deposits. The Bank offers a broad selection of deposit instruments including NOW accounts, passbook and statement savings accounts, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, and does not offer negotiated rates on certificates of deposit in excess of $100,000.

         Savings Portfolio. Savings in the Bank as of June 30, 2001 were represented by the various types of deposit programs described below.


   Weighted                                                                                           Percentage
   Average                                                              Minimum                        of Total
Interest Rate    Minimum Term       Checking and Savings Deposits        Amount         Balances        Savings
-------------    ------------       -----------------------------        ------         --------        -------
                                                                                      (In Thousands)
      --%             None            Noninterest-bearing demand         $   500        $  1,467            .46%
    2.00              None            NOW Accounts                           300           9,322           2.91
    3.15              None            Passbooks and Statement Savings         50          21,582           6.74
    4.69              None            Money Market Accounts                  100          45,950          14.34
    3.32              None            Anniversary Bonus Account              100           3,189           1.00
    3.35              None            Club Accounts                            5             198            .06

                                      Certificates of Deposit
                                      -----------------------

    3.81            3 months          Fixed term, fixed rate               1,000             233            .07
    4.09            6 months          Fixed term, fixed rate               1,000           3,047            .95
    5.93            12 months         Fixed term, fixed rate               1,000          33,072          10.32
    5.00            13 months         Fixed term, fixed rate              10,000             573            .18
    6.11            18 months         Fixed term, fixed rate               1,000           7,026           2.19
    5.57            18 months         Fixed term, fixed rate               5,000         105,535          32.93
    6.04            24 months         Fixed term, fixed rate               1,000          24,540           7.66
    6.75            25 months         Fixed term, fixed rate               5,000          15,348           4.79
    5.96            36 months         Fixed term, fixed rate               1,000          19,749           6.16
    5.81            48 months         Fixed term, fixed rate               1,000           1,382            .43
    6.12            60 months         Fixed term, fixed rate               1,000          18,940           5.91
    5.69         Various (15-20)      Fixed term, fixed rate               5,000           2,823            .88
    5.06         Various (14-25)      Fixed term, variable rate            1,000           6,291           1.96
    6.72         Various (3-60)       Fixed term, fixed rate              90,000             203            .06
                                                                                        --------        -------
                                                                                        $320,471         100.00%
                                                                                        ========        =======

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                                                At June 30,
                                   ----------------------------------------------------------------
                                                2001                             2000
                                   -------------------------------   ------------------------------
                                   Balance   Percent(1)  Change(2)   Balance  Percent(1)  Change(2)
                                   -------   ----------  ---------   -------  ----------  ---------
                                                       (Dollars in Thousands)
Anniversary bonus account .....   $  3,189       .99%   $   (414)   $  3,603     1.28%  $   (863)
NOW and demand accounts .......     10,790      3.36       1,639       9,151     3.25      2,178
Passbooks, statements and clubs     21,780      6.80         336      21,444     7.61      1,283
Money market deposit accounts .     45,950     14.34      (4,471)     50,421    17.88    (10,948)

Time deposits that mature:
  within 12 months ............    132,022     41.20        (543)    132,565    47.03     34,002
  within 13-36 months .........     97,060     30.29      40,539      56,521    20.05    (19,534)
  beyond 36 months ............      9,680      3.02       1,519       8,161     2.90      1,122
                                  --------    ------    --------    --------   ------    -------
   Total deposits .............   $320,471     100.0%   $ 38,605    $281,866   100.00%  $  7,240
                                  ========    ======    ========    ========   ======   ========



                                                              At June 30,
                                 ----------------------------------------------------------
                                              1999                           1998
                                 --------------------------------     ---------------------
                                 Balance   Percent(1)   Change(2)     Balance    Percent(1)
                                 -------   ----------   ---------     -------    ----------
Anniversary bonus account .....   $  4,466     1.63%    $   (641)     $  5,107      2.08%
NOW and demand accounts .......      6,973     2.54          685         6,288      2.56
Passbooks, statements and clubs     20,161     7.34        1,809        18,352      7.49
Money market deposit accounts .     61,369    22.35       (2,423)       63,792     26.01

Time deposits that mature:
  within 12 months ............     98,563    35.89        7,397        91,166     37.17
  within 13-36 months .........     76,055    27.69       21,642        54,413     22.18
  beyond 36 months ............      7,039     2.56          887         6,152      2.51
                                  --------   ------     --------      --------    ------
   Total deposits .............   $274,626   100.00%    $ 29,356      $245,270    100.00%
                                  ========   ======     ========      ========    ======

-----------
(1)  Represents percentage of total deposits.
(2)  Represents increase (decrease) in balance from end of prior period.


         Time Deposit Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated:


                                                     At June 30,
                                      ------------------------------------------
Rate                                    2001             2000             1999
----                                    ----             ----             ----
                                                    (In Thousands)
3.00 - 5.99% ................         $163,377         $140,298         $168,087
6.00 - 7.99% ................           75,385           56,949           13,570
                                      --------         --------         --------
                                      $238,762         $197,247         $181,657
                                      ========         ========         ========


         Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at June 30, 2001.

                                              Amount Due
                         -------------------------------------------------------
                         Less Than      1-2       2-3        After
Rate                      One Year     Years     Years      3 Years       Total
----                      --------     -----     -----      -------       -----
                                            (In Thousands)
3.00 - 5.99% .........    $ 93,567    $62,042    $ 5,300    $  2,468    $163,377
6.00 - 7.99% .........      38,455     24,776      4,942       7,212      75,385
                          --------    -------    -------    --------    --------
                          $132,022    $86,818    $10,242    $  9,680    $238,762
                          ========    =======    =======    ========    ========


         Large Certificates of Deposit Maturities. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2001. This amount does not include other savings account deposits of $100,000 or more, which totaled approximately $13.5 million at June 30, 2001.

                                                                Certificates
  Maturity Period                                                of Deposit
  ---------------                                                ----------
                                                               (In Thousands)
Three months or less ......................................       $ 5,371
Three through six months ..................................         9,461
Six through twelve months .................................        26,418
Over twelve months ........................................        33,457
                                                                  -------
     Total ................................................       $74,707
                                                                  =======


         Change in Deposits. The following table sets forth changes in total deposits of the Bank for the periods indicated:



                                                       At June 30,
                                            ------------------------------------
Rate                                          2001          2000          1999
----                                          ----          ----          ----
                                                      (In Thousands)
Balance at beginning of period ........     $281,866     $ 274,626      $245,270
Net (withdrawals)/deposits ............       22,969        (6,650)       16,391
Interest credited .....................       15,636        13,890        12,965
                                            --------     ---------      --------
Ending balance ........................     $320,471     $ 281,866      $274,626
                                            ========     =========      ========
Net increase in deposits ..............     $ 38,605     $   7,240      $ 29,356
                                            ========     =========      ========


Borrowings

         Deposits are the Bank's primary source of funds. The Bank may also obtain funds from the FHLB and through reverse repurchase agreements. FHLB advances are collateralized by selected assets of the Bank. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. In 1994 the Employee Stock Ownership Plan and Trust ("ESOP") borrowed funds from an unrelated third party lender to finance the purchase of 144,000 shares of Common Stock. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of up to ten years. At June 30, 2001, the balance on the ESOP loan was $274,000 and was reported as an obligation of the Bank.

         Although the Bank has rarely done so, it may also sell securities under agreements to repurchase with selected dealers (reverse repurchase agreements) as a means of obtaining short-term funds as market conditions permit. In a reverse repurchase agreement, a fixed dollar amount of securities would be sold to a dealer under an agreement to repurchase the securities at a specific price within a specific period of time, typically not more than 180 days. Reverse repurchase agreements are treated as financings of the Bank and the obligations to repurchase securities sold are reflected as a liability of the Bank. The dollar amount of securities underlying the agreements remain an asset of the Bank. There were no securities sold under agreements to repurchase outstanding at June 30, 2001.

Competition

         As of June 30, 2001, the Bank was the third largest savings institution headquartered in the Bank's market area. The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, other savings associations, and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Bank expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing banks and savings banks. These super-regional banks have greater financial and marketing resources than the Bank. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. In recent years, additional strong competition has come from stock and bond dealers and brokers. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising.

Personnel

         As of June 30, 2001, the Bank had 32 full-time and four part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes it has a good relationship with its employees.

Regulation

         As a federally-chartered SAIF-insured savings institution, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of and owns stock in the FHLB of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision, among other things, governs capital requirements, liquidity and types of activities in which an institution can engage, and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports of its examinations regarding operations and regulatory compliance for consideration by the Bank's Board of Directors. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company, the Mutual Holding Company and the Bank. The description of statutory provisions and regulations applicable to savings institutions set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

Federal Regulation of Savings Institutions

         Business Activities. The activities of savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). These banking statutes, among other things, (1) govern the permissible lending and investment activities of federal savings banks and their holding companies, (2) establish minimum capital requirements, (3) govern branching and acquisitions of other banks and savings institutions. Federal savings institutions may invest in the following loans without limitation as a percentage of assets; deposit account loans; loans secured by residential real estate; FNMA or Freddie Mac securities; home improvement loans; credit card loans and education loans. Commercial real estate loans are limited to 40% of the savings institution's capital. Commercial business loans may not exceed 20% of assets, and amounts in excess of 10% of assets may be for small business loans only; and consumer loans may not exceed 35% of the savings institution's assets. A federal savings institution may invest up to 3% of its assets in a service corporation subsidiary, provided that at least one-half of the investment in excess of 1% is primarily for community development purposes. The description of statutory provisions and regulations applicable to savings institutions set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

         Loans to One Borrower. Federal savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans to one borrower limit was $7.6 million at June 30, 2001. As of June 30, 2001, the Bank was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Requirement. Federal savings institutions must be qualified thrift lenders ("QTL"). To be a QTL, the Bank can either satisfy the QTL test under OTS regulations, or the domestic building and loan association ("DBLA") test of the Internal Revenue Code of 1986, as amended (the "Code"). Under the QTL test, a savings bank is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities, on a monthly basis in 9 out of every 12 months.

         Under the DBLA test, an institution must meet a "business operations test" and a "60% of assets test." The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirements when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations; or (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. The general public may not include family or related business groups or persons who are officers or directors of the institution. The 60% of assets test requires that at least 60% of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. Unlike the QTL test, the DBLA test does not include mortgage loans originated and sold into the secondary market and subsidiary investments. A savings bank that fails to be a QTL must either convert to a bank charter or operate under certain restrictions. As of June 30, 2001, the Bank maintained 81.18% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100 percent of its net income during the calendar year, plus its retained net income for the preceding two years. As of June 30, 2001, the Bank was a "well-capitalized" institution.

         In addition, OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS will not object to a notice of intent to waive dividends if the waiver would not be detrimental to the safe and sound operation of a mutual holding company's underlying savings association, and the mutual holding company's board of directors determines that the waiver is consistent with the directors' fiduciary duties to the mutual holding company.

         Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's consolidated total assets, as reported in the institution's latest quarterly thrift financial report. Based on assets at June 30, 2001, the Bank has a semi-annual assessment of approximately $39,600.

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

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At June 30, 2001, the Bank was in compliance with these regulations.

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

         The federal banking agencies have adopted a regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted final rules which require institutions to examine asset quality and earnings standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 4% tier 1 core capital ratio, a 4% tier 1 risk-based ratio, and an 8% total risk-based ratio. Tier 1 core capital is defined as common stockholders' equity less investments in and advances to "nonincludable" subsidiaries, goodwill and other intangible assets, nonqualifying equity instruments and disallowed servicing assets, and other disallowed assets; plus accumulated losses (gains) on certain available-for-sale securities and cash flow hedges (net of taxes), qualifying intangible assets, minority interest in includable consolidated subsidiaries, and mutual institutions' nonwithdrawable deposit accounts. Adjusted total assets is defined as total assets less assets of "nonincludable" subsidiaries, goodwill and other intangible assets and disallowed servicing assets and other disallowed assets; plus accumulated losses (gains) on certain available-for sale securities and cash flow hedges, and qualifying intangible assets. Total risk-based capital is defined as tier 1 (core) capital plus 45% of unrealized gains on available-for-sale equity securities, qualifying subordinated debt and redeemable preferred stock, capital certificates, nonwithdrawable deposit accounts not included in core capital, other equity instruments and allowances for loan and lease losses; less equity investment and other assets required to be deducted, low-level recourse deduction and capital reduction for interest-rate risk exposure.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset.

         At June 30, 2001, the Bank exceeded each of the three OTS capital requirements. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of June 30, 2001.

                                                                                          To Be Well Capitalized
                                                                      For Capital         Under Prompt Corrective
                                              Actual               Adequacy Purposes         Action Provisions
                                       ----------------------   -----------------------   ----------------------
                                         Amount      Ratio(1)     Amount       Ratio(1)     Amount      Ratio(1)
                                         ------      --------     ------       --------     ------      --------
As of June 30, 2001:
  Tier I core capital...............  $  47,692       12.8%     $  14,954         4.0%    $  18,692     >   5.0%
  Tier I risk-based capital.........     47,692       24.4          7,833         4.0        11,749     >   6.0
  Total risk-based capital..........     51,224       26.2         15,666         8.0        19,582     >  10.0

-------------
(1) Core capital is calculated on the basis of a percentage of total adjusted assets; risk-based capital levels are calculated on the basis of a percentage of risk-weighted assets.

Prompt Corrective Regulatory Action

         Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration  plan  must be  filed  with  the OTS  within  45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a
capital  directive  and  the  replacement  of  senior  executive   officers  and
directors.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock, at June 30, 2001, of $2.2 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Over the past five years such dividends have averaged 7.43%, and were 7.37% for the fiscal year ended June 30, 2001.

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

Holding Company Regulation

         General. The Company and the Mutual Holding Company are mutual holding companies within the meaning of the HOLA and are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company and any non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

         Restrictions  Applicable  to  Mutual  Holding  Companies.  Pursuant  to
Section 10(o) of the HOLA and OTS regulations, a mutual holding company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;
(vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) is permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act and regulations of the Federal Reserve Board thereunder. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any non-conforming activities and divest of any non-conforming investments.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another control of savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition of, with certain exceptions, more than 5% of the voting stock of the savings institution or holding company without the prior approval of the OTS; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

         A stock holding company subsidiary of a mutual holding company is permitted to engage in activities that are permitted for its mutual holding company parent and to have the same indemnification and employment contract restrictions that are imposed on the mutual holding company parent.

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

Executive Officers of the Registrant

         Listed below is information, as of June 30, 2001, concerning the Company's executive officers. All of the executive officers have held the positions listed below since the time the Company was organized in November 1997. In addition, all of the executive officers of the Company are officers of the Bank holding the same position as listed below. There are no arrangements or understandings between the Company and any of persons named below with respect to which he or she was or is to be selected as an officer.

       Name            Age               Position
------------------    -----   -----------------------------------------------
John F. Amer           75     Chairman of the Board
Gordon E. Clark        59     President, Chief Executive Officer and Director
Marguerite E. Wolf     74     Vice Chairman and Director
Joan H. McCleary       67     Director and Secretary to the Board
Dale R. Douglas        59     Senior Vice President
Kathleen G. Trumpler   63     Treasurer

ITEM 2. Description of Property

         (a) The Company currently conducts its business through 2 full service banking offices. The following table sets forth the Company's offices as of June 30, 2001:

                                             Original
                              Leased           Year
                                or            Leased or      Date of Lease
Location                       Owned          Acquired         Expiration
--------                       -----          --------         ----------

1101 Maiden Choice Lane        Owned            1960              --
Baltimore, Maryland 21229

6959 Marshalee Drive           Owned            2000              --
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

         (c) Description of Real Estate and Operating Data. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at June 30, 2001.

ITEM 3. Legal Proceedings

         The Company is periodically involved in claims and lawsuits that are incident to the Company's business. At June 30, 2001, the Company was not involved in any such claim or lawsuit.

ITEM 4. Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

         The "Common Stock and Related Matters" and "Stockholder Information" sections of the Company's annual report to stockholders for the fiscal year ended June 30, 2001 (the "2001 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 2001 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 6. Management's Discussion and Analysis or Plan of Operations

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2001 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 7. Financial Statements

         The following sections from the Company's 2001 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2001 Annual Report to Stockholders are incorporated herein by this reference.

     (i)      Independent Auditors' Report;
     (ii)     Consolidated Statements of Financial Condition;
     (iii)    Consolidated Statements of Income and Comprehensive Income;
     (iv)     Consolidated Statements of Stockholders' Equity;
     (v)      Consolidated Statements of Cash Flows; and
     (vi)     Notes to Consolidated Financial Statements.


ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for its 2001 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference. In addition, see Item 1. "Executive Officers of the Company" for information concerning the Bank's executive officers.

ITEM 10. Executive Compensation

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

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

       22             Published report regarding           None                    Not Applicable
                     matters submitted to vote of
                           security holders

       23           Consent of Experts and Counsel          23                       Exhibit 23

       28              Information from reports            None                    Not Applicable
                          furnished to state
                         insurance regulatory
                              authorities

       99                 Additional Exhibits              None                    Not Applicable

------------
* Filed as exhibits to the Company's Registration Statement on Form S-8 (File No. 333-44899) filed with the SEC on January 26, 1998. All such previously filed documents are incorporated by reference in accordance with Item 601 of Regulation S-B.

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


                                        LEEDS FEDERAL BANKSHARES, INC.


Date:    September 25, 2001             By: /s/ Gordon E. Clark
                                            ------------------------------------
                                            Gordon E. Clark, President and Chief
                                            Executive Officer


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By: \s\ Gordon E. Clark                    By: \s\ Kathleen G. Trumpler
    ---------------------------------          ---------------------------------
    Gordon E. Clark, President, Chief          Kathleen G. Trumpler, Treasurer
    Executive Officer and Director             (Principal Financial/Accounting
    (Principal Executive Officer)              Officer)

Date:  September 25, 2001                   Date:  September 25, 2001


By: \s\ John F. Amer                       By: \s\ Marguerite E. Wolf
    ----------------------------------         ---------------------------------
    John F. Amer, Chairman                     Marguerite E. Wolf, Vice Chairman

Date:  September 25, 2001                   Date:  September 25, 2001


By: \s\  Joan H. McCleary                  By: \s\ Raymond J. Hartman
    ----------------------------------         ---------------------------------
    Joan H. McCleary, Director                  Raymond J. Hartman, Director

Date:  September 25, 2001                   Date:  September 25, 2001


By:
    ----------------------------------
    John F. Doyle, Director

Date: