Form 10QSB
period 2001-09-30
LEEDS FEDERAL BANKSHARES
filed 2001-11-14
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

         Indicate by a check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,538,181 shares of the Registrant's common stock outstanding as of Nov. 1, 2001.

                         LEEDS FEDERAL BANKSHARES, INC.

                                      INDEX



                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                     September 30, 2001 (unaudited), and June 30, 2001         3

                  Consolidated Statements of Income and Comprehensive
                     Income (unaudited) for the three months ended
                     September 30, 2001 and 2000                               4

                  Consolidated Statements of Cash Flows (unaudited)
                     for the three months ended September 30, 2001 and 2000    5

                  Notes to Consolidated Financial Statements (unaudited)       6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

PART II.  OTHER INFORMATION                                                   12

                                           PART I. FINANCIAL INFORMATION
                                           Item 1. Financial Statements
                                          LEEDS FEDERAL BANKSHARES, INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          September 30                June 30,
                                                                              2001                      2001
                                                                           (unaudited)               (audited)

Assets
    Cash:
      On hand and due from banks..................................       $   2,743,059          $    4,817,724
      Interest-bearing deposits...................................           2,215,623               2,198,218
    Short term investments........................................          65,579,899              35,334,058
    Secured short-term loans to commercial banks..................           2,621,502              16,225,333
    Investment securities held-to-maturity........................          42,448,381              60,518,903
    Securities available-for-sale.................................           4,509,280               5,802,094
    Mortgage backed securities held-to-maturity...................          31,604,310              20,021,025
    Loans receivable, net.........................................         227,036,559             217,182,587
    Investment in Federal Home Loan Bank
      of Atlanta stock, at cost...................................           2,187,200               2,187,200
    Property and equipment, net...................................           2,168,913               2,205,229
    Cash surrender value of life insurance........................           7,109,212               7,023,712
    Accrued interest receivable...................................           2,178,762               2,236,760
   Other real estate owned .......................................           2,544,405               2,540,127
    Prepaid expenses and other assets.............................             217,620                 207,267

                                                                           395,164,725             378,500,237
Liabilities and Stockholders' Equity

Liabilities:
   Savings accounts...............................................         338,225,646             320,470,865
   Borrowed funds-- Employee
      Stock Ownership Plan........................................             215,804                 274,123
   Advance payments by borrowers for taxes,
      insurance and ground rents..................................           1,869,787               3,515,261
   Federal and state income taxes:
      Currently payable...........................................             414,073                 218,075
      Deferred....................................................           1,144,752               1,219,523
   Accrued expenses and other liabilities.........................           1,977,177               1,913,349

      Total liabilities...........................................         343,847,239             327,611,196

Stockholders' equity:
   Common stock, $1 par value: 20,000,000
      shares authorized: and 5,205,597 shares issued..............           5,205,597               5,205,597
   Additional paid in capital ....................................           9,751,928               9,667,133
   Unearned employee stock ownership plan shares..................            (122.509)               (180,672)
   Retained income, substantially restricted......................          42,153,974              41,750,444
   Treasury stock at cost: 667,416 shares.........................          (8,336,969)             (8,336,969)
   Accumulated other comprehensive income.........................           2,665,465               2,783,508

      Total stockholders' equity............................                51,317,486              50,889,041
                                                                         $ 395,164,725          $  378,500,237



See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)



                                                              Three Months Ended
                                                                 September 30,
                                                            2001          2000

Interest Income:
   First mortgage and other loans..................    $ 3,947,164   $ 3,892,896
   Mortgage-backed securities .....................        417,923       153,202
   Investment securities and short term
     investments...................................      1,575,176     1,663,931

   Total interest income...........................      5,940,263     5,710,029

Interest expense:
   Savings accounts................................      4,321,229     3,773,578
     Other.........................................          3,579         8,907

   Total interest expense..........................      4,324,808     3,782,485

   Net interest income.............................      1,615,455     1,927,544

   Provision for loan losses.......................            -0-           -0-

     Net interest income after
       provision for loan losses...................      1,615,455     1,927,544

Noninterest income:
   Service fees and charges........................         54,550        45,621
   Other ..........................................         96,089        81,511
                                                           150,639       127,132
Noninterest expense:
   Compensation and employee benefits..............        526,477       481,215
   Occupancy.......................................              7        78,173
   SAIF deposit insurance premiums.................         33,841        32,662
   Advertising.....................................         26,946        46,520
   Other ..........................................        322,762       171,389
                                                           986,376       809,959

   Income before provision for income taxes........        779,718     1,244,717

Provision for income taxes.........................        195,998       446,640

     Net income....................................        583,720       798,077

   Other comprehensive income net of taxes

   Unrealized gain (loss) on securities
     available-for-sale, net.......................       (118,043)      582,008

Comprehensive income...............................     $  465,677    $1,380,085

Net income per share of common stock
   Basic...........................................    $       .13    $      .18
   Diluted.........................................    $       .13    $      .18


See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                              2001                      2000

Cash flows from operating activities:
   Net income.................................................         $     583,720                  $ 798,077
    Adjustments to reconcile net income to
       net cash provided by operating activities:
   Accretion of loan fees.....................................               (35,699)                    20,385
   Accretion of premiums (discounts) on investment
      and mortgage-backed securities..........................               (10,230)                    (9,381)
   Depreciation...............................................                39,515                     44,110
   Non-cash compensation under stock-based  benefit plans.....               142,958                     31,248
   Decrease (increase) in accrued interest receivable........                 57,998                   (130,028)
   Increase in income taxes currently payable.................               195,998                    445,140
   Increase in accrued expenses and other liabilities.........                63,828                     72,947
   Increase (decrease) in unearned loan fees..................                69,789                    (27,033)
   Decrease (increase) in prepaid expenses and other assets                  (14,631)                   162,355

      Net cash provided by operating activities...............             1,093,246                  1,407,820

Cash flows from investing activities:
   Purchase of investment securities held-to-maturity.........                   -0-                        -0-
   Maturities of and principal repayments on
      investment securities held-to-maturity..................            18,077,940                        -0-
   Maturies of securities available-for-sale..................             1,100,000                        -0-
    Purchase of Federal Home Loan Bank Stock..................                   -0-                    431,858
   Loan repayments (disbursements), net.......................            (9,888,062)                 2,760,838
   Purchase of mortgage-backed securities held-to-maturity               (12,699,770)                       -0-
   Principal repayments on mortgage-backed securities
      held-to-maturity........................................             1,119,297                    389,123
   Purchases of property and equipment........................                (3,199)                    (6,170)
   Increase in cash surrender value of life insurance ........               (85,500)                   (70,089)

      Net cash used in investing activities...................            (2,379,294)                (3,505,560)

Cash flows from financing activities:
   Net increase in savings accounts...........................            17,754,781                  2,115,313
   Decrease in advance payments by borrowers for taxes,
      insurance and ground rents..............................            (1,645,474)                (1,849,396)
    Payment of dividends .....................................              (180,190)                  (170,171)
    Purchase of treasury stock ...............................                   -0-                   (120,250)
    Repayment of borrowed funds...............................               (58,319)                   (24,000)

        Net cash provided by (used in) financing activities...            15,870,798                    (48,504)

Net increase  in cash and cash equivalents....................            14,584,750                  4,864,876

Cash and cash equivalents at beginning of period..............            58,575,333                 23,155,887

Cash and cash equivalents at end of period....................         $  73,160,083               $ 28,020,763

Cash paid during the period for interest
   on deposits and other borrowings...........................         $   4,325,000               $  3,783,000

Cash paid during the period for income taxes..................                   -0-                      1,500



See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)

(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Leeds Federal Bankshares, Inc. (the Company), its wholly owned subsidiary, Leeds Federal Savings Bank, and Leeds Investment Corporation and Leeds Investor Service Inc., wholly owned subsidiaries of the Bank. Adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position and results of operations have been recorded. The financial statements have been prepared using the accounting policies described in the June 30, 2001 Annual Report. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the entire year.

(2)      Dividends on Common Stock

         On September 12, 2001, the Company declared a quarterly cash dividend of $.15 per share. The dividends were payable to stockholders of record as of October 3, 2001 and were paid on October 17, 2001. Leeds Federal Bankshares, M.H.C. (the MHC) , which owns 3,300,000 shares of stock in the Company, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $186,000. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration as a dividend solely to the MHC. At September 30, 2001, the cumulative amount of such waived dividends was $12,203,400.

(3)      Subsequent Event

         At September 30, 2001, the Company had Real Estate Owned of $2.54 million. A public sale of the property was held on November 2, 2001. The Company expects to receive approximately $3 million after transaction costs. The sale is subject to various terms and conditions and is scheduled to close in the first quarter of 2002. There can be no assurances that the sale will close as scheduled.

(4)      Recent Developments

         On August 16, 2001, the Company , the MHC and the Bank , entered into an Agreement and Plan of Merger (the "Agreement") with Northwest Bancorp, Inc. ("Northwest Mid-Tier"), Northwest Bancorp, MHC ("Northwest MHC"), the mutual holding company of Northwest Mid-Tier, and Northwest Savings Bank. Under the terms of the Agreement, the MHC will be merged with and into Northwest MHC with Northwest MHC as the surviving entity, and the Company will be merged with and into Northwest Mid-Tier with Northwest Mid-Tier as the surviving entity. Stockholders of the Company other than the MHC will receive $32.00 in cash for each share of the Company's common stock, par value $1.00 per share (the "Common Stock") they hold. Shares of Common Stock held by the MHC will be cancelled. Each option to purchase Common Stock will be converted into the right to receive cash in a amount equal the difference between $32.00 and the exercise price of the option. The transaction is subject to certain conditions, including, among others, approval by the Company's stockholders and the MHC's members (if necessary) and applicable regulatory authorities.

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

                                                       Three months                       Three months
                                                    Ended September 30,                 Ended September 30,
                                                            2001                              2000

                                                    Basic          Diluted             Basic          Diluted


Net income                                       $ 583,720      $ 583,720            $  798,077    $  798,077

Weighted-average shares outstanding                4,516,417    4,516,417             4,501,026     4,501,026

Dilutive securities - options                                      92,482                              44,543

Adjusted weighted-average shares used
     in EPS computation                           4,516,417      4,608,899            4,501,026     4,545,569


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

Discussion of Financial Condition Changes from June 30, 2001 to September 30,
2001

         Cash on hand and due from banks, interest bearing deposits, other liquid investments and investment securities totaled approximately $122.3 million at September 30, 2001, a decrease of approximately $4.8 million, or 3.8%, from June 30, 2001. Mortgage-backed securities totaled $31.6 million, an increase of $11.6 million, or 58.0%, due primarily to the purchase of $12.8 million of mortgage-backed securities, partially offset by repayments of principal. Loans receivable totaled $227.0 million, an increase of $9.9 million, or 4.5%, due primarily to an increase in mortgage originations.

         Deposits increased approximately $17.7 million, or 5.5%, to $338.2 million at September 30, 2001 from $320.5 million at June 30, 2001. Such increase was primarily attributable to general market trends. The Company has offered savings rates that are competitive with other banks. However, it has not relied on brokered funds or negotiated jumbo certificates to achieve increased deposit levels.

         The Bank is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the Tier 1 core capital requirement, the Tier 1 risk based capital requirement and the total risk based capital requirement. At September 30, 2001, the Bank had Tier 1 core capital of $48.1 million, or 12.3% of total adjusted assets, which was $32.5 million in excess of the requirement of minimum core capital of $15.6 million, or 4% of total adjusted assets; Tier 1 risk based capital of $48.1 million, or 21.3% of risk weighted assets, which was $39.1 million in excess of the requirement of minimum Tier 1 risk based capital of $9.0 million, or 4% of risk weighted assets; and total risk-based capital of $50.9 million, or 22.5% of risk weighted assets, which was $32.8 million in excess of the requirement of a minimum total risk-based capital of 8% of risk weighted assets.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000.

General

         The Company's net income for the three months ended September 30, 2001, totaled $584,000, a decrease of $214,000, or 26.8%, as compared to $798,000 for the three months ended September 30, 2000, due principally to a decrease in net interest income and an increase in noninterest expenses. Unrealized gains (losses) on securities available-for-sale decreased $700,000 to ($118,000) for the three months ended September 30, 2001, as compared to $582,000 for the same period last year, as a result of a decrease in the fair value of the Company's investment securities available-for-sale, principally the Company's Federal Home Loan Mortgage Corporation preferred stock.

Net Interest Income

         Interest income on loans remained approximately the same at $3.9 million for the quarters ended September 30, 2001and 2000. The average yield on loans remained unchanged at 7.1% while average balances of loans increased by $3.7 million, to $222.7 million for the current quarter compared to $219.0 million for the same quarter last year.

         Interest income on mortgage-backed securities increased $265,000 to $418,000 for the three months ended September 30, 2001, from $153,000 for the three months ended September 30, 2000. The average balance of mortgage-backed securities increased by $16.7 million to $24.9 million for the three months ended September 30, 2001, compared to $8.2 million for the same period last year. The average yield on mortgage-backed securities decreased to 6.7% from 7.5%. The increase in the average balance of mortgage-backed securities for the three months ended September 30, 2001, was the result of the purchase of mortgage-backed securities, including $12.8 million during the quarter. The decrease in average yield on mortgage-backed securities for the period was attributable to lower interest rates on recently purchased mortgage- backed securities.

         Interest income on investment securities and short-term investments ("Investments") decreased by $89,000, to $1.6 million for the three months ended September 30, 2001, from $1.7 million for the three months ended September 30, 2000. The average balance of Investments increased by $20.1 million to $120.2 million for the three months ended September 30, 2001, from $100.1 million for the same period in the prior year, while the yield on Investments decreased to 5.2% from 6.7%. The increase in average balance of Investments for the three months ended September 30, 2001, was the result of an increase in the supply of funds to invest in such securities. The change in average yield on Investments for the periods was due to lower market rates on short term investments.

         Total interest expense increased by approximately $542,000 during the quarter ended September 30, 2001, to $4.3 million from $3.8 million for the quarter ended September 30, 2000. This increase was the result of an increase in average balances of interest bearing liabilities outstanding to $330.8 million from $284.9 million, partially offset by a decrease in average rates paid on deposits to 5.2%, from 5.3%. The increases in average balance on interest bearing liabilities outstanding for the three months ended September 30, 2001, as compared to the same periods last year, was due to increased customer deposits, while the decrease in average rates paid on deposits for the period was due to general market conditions.

         As a result of the foregoing changes, the increase in interest income was more than offset by an increase in interest expense resulting in a decrease in net interest income of $312,000, or 16.2%, to $1.6 million during the three months ended September 30, 2001, as compared to $1.9 million during the three months ended September 30, 2000.

Provision for Loan Losses

         The Bank had no provision for loan losses for the three months ended September 30, 2001 and September 30, 2000. The allowance for loan losses, which was $732,000 at September 30, 2001 and June 30, 2001, is established in accordance with generally accepted accounting principles and exists to absorb known and inherent losses in the Company's overall loan portfolio. In addition to historical loss experience, the Company considers other factors that are likely to cause credit losses, including changes in economic and business conditions and developments, changes in the nature and volume of the portfolio, trends in the level of past due and classified loans, and the status of nonperforming loans. Based on management's review and analysis of the allowance for loan losses as of September 30, 2001, management considered the allowance for loan losses to be adequate.

Noninterest Income

         Noninterest income increased $24,000 to $151,000, for the three months ended September 30, 2001, from $127,000 for the same period last year. The increase was primarily the result of increases in the cash surrender value of life insurance contracts and service fee income.

Noninterest Expense

         Noninterest expense for the three months ended September 30, 2001, increased by $176,000 to $986,000, from $810,000 for the three months ended September 30, 2000. Compensation and employee benefits increased $45,000 to $526,000 for the three months ended September 30, 2001, from $481,000 for the same period last year, due to higher noncash compensation expense related to the ESOP due to an increase in the Company's stock price. Other expenses increased by $151,000 for the quarter ended September 30, 2001, due primarily to legal and other expenses incurred in connection with the pending merger.

Provision for Income Taxes

         Provision for income taxes for the three months ended September 30, 2001, totaled $196,000, compared to $447,000 for the three months ended September 30, 2000. The effective income tax rate for the three months ended September 30, 2001, was 25.1%, compared to 35.9% for the three months ended September 30, 2000. The lower effective tax rate in 2001 reflects treatment of the increase in cash surrender value of life insurance as a permanent difference.

Classified Assets

         There was one loan totaling $10,000 which was 90 or more days delinquent but still accruing at September 30, 2001, and no such loans at June 30, 2001. Loans 90 or more days delinquent and not accruing totaled $86,000 at September 30, 2001. There were no such loans at June 30, 2001. At September 30, 2001, the Company had real estate owned totaling $2.5 million. A public sale for the property was held on November 2, 2001. The Company expects to receive approximately $3 million after transaction costs. The sale is subject to various terms and conditions and is scheduled to close in the first quarter of 2002. There can be no assurances that the sale will close as scheduled.

Liquidity

         The Company is required to maintain levels of liquid assets as defined by Office of Thrift Supervision regulations to support safe and sound operations. The Company's liquidity ratio averaged 45.93 % during the quarter ended September 30, 2001, and equaled 46.55% at September 30, 2001.

Stock Repurchase Plan

         As of September 30, 2001, the Company has repurchased 667,416 shares of its common stock in connection with its repurchase plan. The Company has the Board's authorization to repurchase an additional 356,025 shares as, in the opinion of management, market conditions warrant.

PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K

         On August 16, 2001, the Company filed a Form 8-K to report that it had entered into an agreement under which the Company would be acquired by Northwest Bancorp, Inc., for $32.00 per share of the Company's stock held by stockholders other than the MHC.

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



                                              LEEDS FEDERAL BANKSHARES, INC.


Date: November 13, 2001                  By:  /s/ Gordon E. Clark
                                              ----------------------------------
                                                   Gordon E. Clark
                                                   President and Chief Executive
                                                   Officer



Date: November 13, 2001                  By:  /s/ Kathleen Trumpler
                                              ----------------------------------
                                                   Kathleen Trumpler
                                                   Treasurer and Chief Financial
                                                   Officer