Form 10-Q
period 2001-12-31
LEEDS FEDERAL BANKSHARES
filed 2002-02-14
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
                                EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,538,181 shares of the Registrant's common stock outstanding as of February 12, 2002.

                         LEEDS FEDERAL BANKSHARES, INC.

                                      INDEX



                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Statements of Financial Condition as of December 31, 2001
   (unaudited), and June 30, 2001                                              3

  Consolidated Statements of Income and Comprehensive Income (unaudited)
   for the three and six months ended December 31, 2001 and 2000               4

  Consolidated Statements of Cash Flows (unaudited) for the six months
   ended December 31, 2001 and 2000                                            5

  Notes to Consolidated Financial Statements (unaudited)                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                    8

PART II.  OTHER INFORMATION                                                   13

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                         LEEDS FEDERAL BANKSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                           December 31
                                                                              2001                  June 30,
                                                                           (unaudited)                2001
                                                                           ----------               --------
Assets
    Cash:
    On hand and due from banks..................................         $   6,099,836          $    4,817,724
    Interest-bearing deposits...................................             2,266,082               2,198,218
    Short-term investments........................................          95,975,931              35,334,058
    Secured short-term loans to commercial banks..................           6,624,256              16,225,333
    Investment securities held-to-maturity........................          20,992,675              60,518,903
    Securities available-for-sale.................................           4,528,533              5, 802,094
    Mortgage backed securities held-to-maturity...................          34,470,110              20,021,025
    Loans receivable, net.........................................         233,595,091             217,182,587
    Investment in Federal Home Loan Bank
      of Atlanta stock, at cost...................................           2,187,200               2,187,200
    Property and equipment, net...................................           2,137,162               2,205,229
    Cash surrender value of life insurance........................           7,252,146               7,023,712
    Accrued interest receivable...................................           1,445,264               2,236,760
   Other real estate owned . . . . . . . . . . . . . . . . . . . . . . . .   2,550,400               2,540,127
    Prepaid expenses and other assets.............................             172,752                 207,267
                                                                               -------                -------

                                                                          $420,297,438            $378,500,237
                                                                          ------------             -----------
Liabilities and Stockholders' Equity

Liabilities:
   Savings accounts...............................................        $363,995,995           $ 320,470,865
   Borrowed funds-- Employee
      Stock Ownership Plan........................................             170,274                 274,123
   Advance payments by borrowers for taxes,
      insurance and ground rents..................................             940,344               3,515,261
   Federal and state income taxes:
      Currently payable...........................................             251,923                 218,075
      Deferred....................................................           1,152,181               1,219,523
   Accrued expenses and other liabilities.........................           2,036,100               1,913,349
                                                                            ----------               ---------

      Total liabilities...........................................         368,546,817             327,611,196
                                                                           -----------             -----------

Stockholders' equity:
   Common stock, $1 par value: 20,000,000
      shares authorized:  5,205,597 shares issued.................           5,205,597               5,205,597
   Additional paid-in capital ....................................           9,839,788               9,667,133
   Unearned employee stock ownership plan shares..................            ( 73,043)               (180,672)
   Retained income, substantially restricted......................          42,437,959              41,750,444
   Treasury stock at cost: 667,416 shares. . . . . . . . . . . . . . . .    (8,336,969)             (8,336,969)
   Accumulated other comprehensive income.........................           2,677,289               2,783,508
                                                                             ---------           -------------

      Total stockholders' equity............................                51,750,621              50,889,041
                                                                            ----------           -------------
                                                                          $420,297,438           $ 378,500,237
                                                                          ------------           -------------





See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)



                                                              Three Months Ended      Six Months Ended
                                                               December 31,              December 31
                                                       ------------------------------------------------------
                                                            2001            2000            2001       2000
                                                         ----------      ----------      ---------  ---------

Interest income:
   First mortgage and other loans..................    $  4,088,989      $ 3,850,986   $8,036,153    $7,743,882
   Mortgage-backed securities .....................         549,073          144,806      966,996       298,008
   Investment securities and short-term
     investments...................................       1,027,818        1,718,346    2,602,994     3,382,277
                                                       ------------        ---------   ----------     ---------

   Total interest income...........................       5,665,880        5,714,138   11,606,143    11,424,167
                                                       ------------        ---------   ----------    ----------

Interest expense:..................................
   Savings accounts. . . . . . . . . . . . . . . ..       4,304,377        3,881,639    8,625,606     7,655,217
   Other  .........................................           2,103            8,444        5,682        17,351

   Total interest expense..........................       4,306,480        3,890,083    8,631,288     7,672,568
                                                          ---------        ---------    ---------     ---------

   Net interest income.............................        1,359,400       1,824,055    2,974,855     3,751,599

   Provision for loan losses.......................               -0-             -0-          -0-           -0-
                                                           ---------       ----------   ----------    ----------
     Net interest income after
       provision for loan losses...................        1,359,400       1,824,055    2,974,855      3,751,599
                                                           ---------       ---------    ---------      ---------

Noninterest income:................................
   Service fees and charges....................                60,340         48,275      114,890         93,896
   Other ..........................................           156,636         80,083      252,725        161,594
                                                           ----------      ---------     --------        -------
                                                              216,976        128,358      367,615        255,490
                                                           ----------      ---------      -------        -------
Noninterest expense:
   Compensation and employee benefits..............           585,164        487,315    1,111,641        968,530
   Occupancy.......................................                76         88,392      152,868        166,565
   SAIF deposit insurance premiums.................            34,601         32,589       68,442         65,251
   Advertising.....................................            35,037         31,078       61,983         77,598
   Other ..........................................           265,041        209,674      587,803        381,063
                                                            ---------        -------    --=------     ----------
                                                              996,361        849,048    1,982,737      1,659,007
                                                            ---------        -------    ---------     ----------

   Income before provision for income taxes........           580,015      1,103,365    1,359,733      2,348,082


Provision for income taxes.........................           115,850        353,750      311,848        800,390
                                                       ---------------      --------    ---------     ----------

     Net income....................................            464,165       749,615    1,047,885      1,547,692
                                                       ---------------       -------    ---------     ----------

   Other comprehensive income(loss), net of taxes:

   Unrealized gain (loss) on securities
     available-for-sale, net.......................             11,824       670,307      (106,219)    1,252,315
                                                       ----------------     --------      ---------   ----------

Comprehensive income...............................     $      475,989  $1,419,922       $ 941,666    $2,800,007
                                                       --------------- -----------       ---------    ----------

Net income per share of common stock...............
   Basic...........................................    $        .10    $        .17      $      .2    $      .34
                                                       ------------    ------------      ----------   ----------
   Diluted.........................................    $        .10    $        .16      $     .34           .23
                                                       ------------    ------------      ----------   ----------

See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Six Months Ended
                                                                                       December 31,
                                                                              2001                      2000
                                                                         -------------             -------------

Cash flows from operating activities:
   Net income.................................................         $    1,047,885               $ 1,547,692
    Adjustments to reconcile net income to
       net cash provided by operating activities:
   Accretion of loan fees.....................................                102,916                    26,907
      Accretion of premiums (discounts) on investment
      securities and mortgage-backed securities, net..........                (18,793)                  (18,504)
   Depreciation...............................................                 78,560                    33,834
   Non-cash compensation under stock-based  benefit plans                     280,284                    77,454
   Decrease (increase) in accrued interest receivable........                 791,496                   (96,718)
   Increase (decrease) in income taxes currently payable......                 33,848                   (71,096)
   Increase in accrued expenses and other liabilities.........                122,751                    76,145
   Increase (decrease) in unearned loan fees..................                157,268                   (53,413)
   Decrease  in prepaid expenses and other assets.............                 24,242                   177,906
                                                                         ------------               ------------

      Net cash provided by operating activities...............              2,620,457                 1,700,207
                                                                         ------------               ------------

Cash flows from investing activities:
   Purchase of investment securities held-to-maturity.........            (11,100,000)                  (485,240)
   Maturities of and principal repayments on
      investment securities held-to-maturity..........                     50,640,966                 1, 342,740
   Maturities of securities available-for-sale. . . . . . . . .             1,100,000                         -0-
      Loan repayments (disbursements), net ...................            (16,672,688)                 4,632,887
   Purchase of mortgage-backed securities held-to-maturity....            (17,798,055)                        -0-
   Principal repayments on mortgage-backed securities
      held-to-maturity........................................              3,353,025                    773,901
   Purchases of property and equipment........................                (10,493)                   (44,594)
   Investment in life insurance policies......................               (228,434)                  (140,178)
                                                                         -------------                -----------

      Net cash provided by  investing activities..............              9,284,321                  6,079,516
                                                                         -------------               ------------

Cash flows from financing activities:
   Net increase in savings accounts...........................             43,525,130                  6,310,703
   Decrease in advance payments by borrowers for taxes,
      insurance and ground rents..............................             (2,574,917)                (4,244,987)
    Payment of dividends .....................................               (360,370)                  (348,556)
    Purchase of treasury stock ...............................                     -0-                 ( 120,250)
      Repayment of borrowed funds.............................               (103,849)                   (48,011)
                                                                          ------------              ------------

        Net cash provided by  financing activities............              40,485,994                 1,548,899
                                                                           -----------              -------------

Net increase  in cash and cash equivalents....................              52,390,772                  9,328,622

Cash and cash equivalents at beginning of period..............              58,575,333                 23,155,887
                                                                         -------------               ------------

Cash and cash equivalents at end of period....................            $110,966,105               $ 32,484,509
                                                                          ------------               ------------

Cash paid during the period for interest
   on deposits and other borrowings...........................            $ 8,631,000                $  7,673,000

Cash paid during the period for income taxes..................            $   278,000                $    871,000

See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31 2001
                                   (unaudited)

(1)      Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Leeds Federal Bankshares, Inc. (the Company), its wholly owned subsidiary, Leeds Federal Savings Bank (the Bank), and Leeds Investment Corporation, a wholly owned subsidiary of the Bank. Adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position and results of operations have been recorded. The financial statements have been prepared using the accounting policies described in the June 30, 2001 Annual Report. The results of operations for the six months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the entire year.

(2)      Reclassification of Prior Year's Statements

     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

(3)      Dividends on Common Stock

     On December 19, 2001, the Company declared a quarterly cash dividend of $.15 per share. The dividends were payable to stockholders of record as of January 4, 2002 and were paid on January 16, 2002. Leeds Federal Bankshares, M.H.C. (the MHC) , which owns 3,300,000 shares of stock in the Company, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $186,000. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration as a dividend solely to the MHC. At December 31, 2001, the cumulative amount of such waived dividends was $12,698,400.

(4)      Real Estate Owned

     At December 31, 2001, the Company had Real Estate Owned of $2.55 million. A public sale of the property was held on November 2, 2001. However, to date the purchaser has not settled on the contract. The Company's counsel is pursuing all possible options in completing the transaction. There can be no assurance that the sale will close.

(5)      Recent Developments

     An application has been filed with the Office of Thrift Supervision concerning the announced acquisition of the Company by Northwest Bancorp, Inc. It is expected that the transaction will be completed in the second quarter of 2002, subject to stockholder and regulatory approval.

(6)      Net Income per Share of Common Stock

     Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period. Information related to the calculation of net income per share of common stock is summarized as follows:


                                                       Three months                        Three months
                                                    Ended December 31,                   Ended December 31,
                                                           2001                                2000
                                               ---------------------------------    -----------------------------

                                                    Basic          Diluted             Basic          Diluted
                                                 -----------    -----------         -----------    -----------


Net income                                       $ 464,165        $ 464,165            $749,615    $749,615
                                                 ---------        ---------            --------    --------

Weighted-average shares outstanding               4,521,709       4,521,709           4,501,243      4,501,243

Dilutive securities - options                                      103,673                              56,314
                                                                ----------                         -----------

Adjusted weighted-average shares used
     in EPS computation                           4,521,709       4,625,382           4,501,243    4,557,557
                                                 ----------      ----------           ---------    ---------


                                                         Six months                         Six months
                                                     Ended December 31,                Ended December 31,
                                                            2001                               2000
                                                 --------------------------         --------------------------

                                                    Basic          Diluted             Basic          Diluted
                                                 -----------    -----------         -----------    -----------


Net income                                       $1,047,885     $1,047,885           $1,547,692    $1,547,692
                                                 ----------     ----------           ----------    ----------

Weighted-average shares outstanding                4,521,709      4,521,709           4,501,243    4,501,243

Dilutive securities - options                                        98,852                           50,822
                                                                -----------                      -----------

Adjusted weighted-average shares used
     in EPS computation                           4,521,709       4,620,561           4,501,243    4,552,065
                                                 ----------     -----------           ---------    ---------

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

Discussion of Financial Condition Changes from June 30, 2001 to December 31,2001
--------------------------------------------------------------------------------

     Cash on hand and due from banks, interest bearing deposits, other short-term investments and investment securities totaled approximately $138.7 million at December 31, 2001, an increase of approximately $11.6 million, or 9.1%, from June 30, 2001. Mortgage-backed securities totaled $34.5 million, an increase of $14.5 million, or 72.5%, due primarily to purchases of new mortgage-backed securities. Loans receivable totaled $233.6 million, an increase of $16.4 million, or 7.6%, due primarily to increased mortgage originations.

     Deposits increased approximately $43.5 million, or 13.6%, to a total of $364.0 million at December 31, 2001, compared to June 30, 2001. Such increase was primarily attributable to general market trends. The Company has offered savings rates that are competitive with other financial institutions. However, it has not relied on brokered funds or negotiated jumbo certificates to achieve increased deposit levels.

     The Bank is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the Tier 1 core capital requirement, the Tier 1 risk-based capital requirement and the total risk-based capital requirement. At December 31, 2001, the Bank had Tier 1 core capital of $48.4 million, or 11.6% of total adjusted assets, which was $31.8 million in excess of the requirement of minimum core capital of $16.6 million, or 4% of total adjusted assets; Tier 1 risk-based capital of $48.4 million, or 18.9% of risk-weighted assets, which was $38.1 million in excess of the requirement of minimum Tier 1 risk-based capital of $10.3 million, or 4% of risk-weighted assets; and total risk- based capital of $51.1 million, or 19.9% of risk-weighted assets, which was $30.6 million in excess of the requirement of a minimum total risk-based capital of 8% of risk-weighted assets.

Comparison of Operating Results for Three and Six Month Periods Ended December 31, 2001 and 2000.

General

     The Company's net income for the three months ended December 31, 2001, totaled $464,000, a decrease of $286,000, or 38.1% as compared to $750,000 for the three months ended December 31, 2000, due principally to a decrease in net interest income and an increase in noninterest expenses. Unrealized gains on securities available-for-sale decreased $658,000 to $12,000 for the three months ended December 31, 2001, as compared to $670,000 for the same period last year, as a result of a decrease in the fair value of the Company's investment securities available-for-sale, principally the Company's Federal Home Loan Mortgage Corporation preferred stock.

     The Company's net income for the six months ended December 31, 2001, decreased $500,000 to $1.0 million as compared to $1.5 million for the same period in 2000. Unrealized gains (losses) on securities available-for-sale decreased $1.4 million to ($106,000) for the six months ended December 31, 2001, as compared to $1.3 million for the same period last year, as a result of a decrease in the fair value of the Company's investment securities available-for-sale.

Net Interest Income

     Interest income on loans increased $238,000, to $4.1 million for the three months ended December 31, 2001, as compared to the three months ended December 31, 2000. Average balances on loans increased by $14.6 million, while the average yield on loans remained unchanged at 7.1%. Interest income on loans for the six months ended December 31, 2001, totaled $8.0 million, an increase of $292,000, or 3.8%, as compared to the six months ended December 31, 2000. Average balances on loans increased by $9.1 million, or 4.2%, to $227.0 million, for the six months ended December 31, 2001, as compared to the six months ended December 31, 2000, while average yield on loans remained relatively unchanged at 7.1%. The increases in the average balances of loans were the result of increased loan demand during the three and six months ended December 31, 2001, as compared to the same periods last year.

     Interest income on mortgage-backed securities increased by $404,000, to $549,000 for the three months ended December 31, 2001, from $145,000 for the three months ended December 31, 2000. Average yield on mortgage-backed securities decreased to 6.4%, from 7.4%, while the average balance of mortgage-backed securities increased by $26.6 million to $34.4 million from $7.8 million, for the three months ended December 31, 2001, compared to the same period last year. Interest income on mortgage-backed securities increased by $669,000, to $967,000 for the six months ended December 31, 2001, as compared to $298,000 for the prior period, due principally to an increase in the average balance of mortgage-backed securities of $21.6 million to $29.6 million from $8.0 million, while the average yield on mortgage-backed securities decreased to 6.5%, from 7.5%. The increases in the average balances of mortgage-backed securities for the three and six months ended December 31, 2001, were the result of purchases of mortgage-backed securities. The decreases in average yield on mortgage-backed securities for the periods were attributable to decreases in market interest rates.

     Interest income on investment securities and short-term investments ("Investments") decreased by $691,000, to $1.0 million for the three months ended December 31, 2001, from $1.7 million for the three months ended December 31, 2000. The average balance of Investments increased by $25.4 million to $129.9 million for the three months ended December 31, 2001, from $104.5 million for the same period in the prior year, while yield on Investments decreased to 3.2% from 6.6%. Interest income on Investments decreased by $779,000 to $2.6 million during the six months ended December 31, 2001, from $3.4 million for the six months ended December 31, 2000. The average balance of Investments increased by $25.2 million to $127.5 million for the six months ended December 31, 2001, from $102.3 million for the same period in the prior year, while yield on Investments decreased to 4.1% from 6.6%. The increases in average balances of Investments for the three and six months ended December 31, 2001, were the result of an increase in the supply of funds to invest in such securities. The decreases in average yield on Investments for these periods were due in part to approximately $49.6 million of the Company's investment in callable securities being called during the fiscal year and management's decision to reinvest the proceeds of such securities in short term liquid securities in the current low interest rate environment.

     Total interest expense increased by approximately $416,000 to $4.3 million for the quarter ended December 31, 2001, from $3.9 million for the quarter ended December 31, 2000. This increase was the result of an increase in average balances of interest bearing liabilities outstanding to $353.9. million from $286.1 million, while average rates paid on deposits decreased to 4.9%, from 5.4%. For the six months ended December 31, 2001, total interest expense increased by $959,000 to $8.6 million, from $7.7 million for the six months ended December 31, 2000. The increase was the result of an increase in average balances of interest bearing liabilities outstanding to $342.4 million from $285.5 million, while average rates paid on deposits decreased to 5.0% from 5.4%. The increases in average balances of interest bearing liabilities outstanding for the three and six months ended December 31, 2001, as compared to the same periods last year, were due to increased customer deposits, while the decreases in average rates paid on deposits for these periods were due a decrease in market interest rates. The decrease in average rates paid was mitigated by a $50.3 million increase in an account type that permitted additions at a specified yield during a term of 18 months. The Bank has discontinued this type of deposit account.

     As a result of the foregoing changes, the increase in interest income was more than offset by an increase in interest expense resulting in a decrease in net interest income of $465,000, or 25.5%, to $1.4 million during the three months ended December 31, 2001, as compared to $1.8 million during the three months ended December 31, 2000. During the six months ended December 31, 2001, net interest income decreased by $777,000, or 20.7%, to $3.0 million from $3.8 million for the same period in the previous year.

Provision for Loan Losses

     The Bank made no provision for loan losses for the three and six months ended December 31, 2001 and 2000. The allowance for loan losses, which was $730,000 and $732,000 at December 31, 2001 and June 30, 2001, respectively, is established in accordance with generally accepted accounting principles and represents management's best estimate of known and inherent losses in the Company's overall loan portfolio. In addition to historical loss experience, the Company considers other factors that are likely to cause credit losses, including changes in economic and business conditions and developments, changes in the nature and volume of the portfolio, trends in the level of past due and classified loans, and the status of nonperforming loans. Based on management's review and analysis of the allowance for loan losses as of December 31, 2001, management considered the allowance for loan losses to be appropriate.

Noninterest Income

     Noninterest income increased $89,000 to $217,000, for the three months ended December 31, 2001, from $128,000 for the three months ended December 31, 2000. For the six months ended December 31, 2001, noninterest income increased to $368,000, from $255,000 for the six months ended December 31, 2000. The increases were primarily the result of increases in income from life insurance policies and increases in service fee income.

Noninterest Expense

     Noninterest expense increased by $147,000 to $996,000 for the three months ended December 31, 2001, from $849,000, for the three months ended December 31, 2000. Compensation and employee benefits increased $98,000 to $585,000 for the three months ended December 31, 2001, from $487,000 for the same period last year, due to higher noncash Employee Stock Ownership Plan compensation expense resulting from an increase in the Company's stock price and additional funding to the Directors' Retirement Plan do to the death of a director. Other expenses increased $55,000 to $265,000 for the three months ended December 31, 2001, from $210,000 for the three months ended December 31, 2000, principally due to expenses incurred in connection with the announced merger discussed below. During the six months ended December 31, 2001, noninterest expense increased $324,000 to $2.0 million for the six months ended December 31, 2001, from $1.7 million for the six months ended December 31, 2000. This increase was also due to increased compensation costs and other expenses.

Provision for Income Taxes

     The provision for income taxes for the three months ended December 31, 2001, totaled $116,000, compared to $354,000 for the three months ended December 31, 2000. For the six months ended December 31, 2001, the provision for income taxes totaled $312,000, as compared to $800,000 for the same period last year. The effective income tax rate for the three months ended December 31, 2001, was 20.0%, compared to 32.1% for the three months ended December 31, 2000. The effective income tax rate for the six months ended December 31, 2001, was 22.9%, compared to 34.1% for the six months ended December 31, 2000. The lower effective tax rates in 2001 reflect the treatment of the increase in cash surrender value of life insurance as a permanent difference.

Classified Assets

     There were three loans totaling $34,000 which were 90 or more days delinquent but still accruing at December 31, 2001; the Company had no such loans at June 30, 2001. Loans 90 or more days delinquent and not accruing totaled $37,000 at December 31, 2001. There were no such loans at June 30, 2001. At December 31, 2001, the Company had real estate owned totaling $2.55 million. A public sale for the property was held on November 2, 2001. However, to date the purchaser has not settled on the contract. The Company's counsel is pursuing all possible options in completing the transaction. There can be no assurances that the sale will close.

Liquidity

     The Bank is required to maintain levels of liquid assets, as defined by Office of Thrift Supervision regulations, to support safe and sound operations. The Bank's liquidity ratio averaged 59.4% during the quarter ended December 31, 2001, and equaled 49.6% at December 31, 2001.

Stock Repurchase Plan

     As of December 31, 2001, the Company has repurchased 667,416 shares of its common stock in connection with its repurchase plan. The Company has the Board's authorization to repurchase an additional 356,025 shares as, in the opinion of management, market conditions warrant.

Merger Application

     An application has been filed with the Office of Thrift Supervision concerning the previously announced acquisition of the Company by Northwest Bancorp, Inc. It is expected that the transaction will be completed in the second quarter of 2002, subject to stockholder and regulatory approval.

PART II.  OTHER INFORMATION

Legal Proceedings

     The Company is not involved in any litigation, nor is it aware of any pending litigation, other than legal proceedings incidental to the Bank's business. In the opinion of management, no material loss is expected from any such claims or lawsuits.

Submission of Matters to a Vote of Security-Holders

     (A) On November 14, 2001, the Company held its annual meeting of stockholders.

     (B) At the annual meeting Directors Amer and Wolf were elected to three year terms. The following table shows the terms of all directors.


 Director's Name                     Term Began          Term Expires
 ---------------                     ----------          ------------
  John F. Amer                          2001                  2004
  Gordon E. Clark                       1999                  2002
  Raymond J. Hartman, Jr.               2000                  2003
  Joan H. McCleary                      2000                  2003
  Marguerite E. Wolf                    2001                  2004

     (C) There were present at the Annual Meeting in person or by proxy the holders of 4,282,622 votes, said votes constituting a majority and more than a quorum of the outstanding votes entitled to be cast.

     The stockholders acted on the following two matters at the Annual Meeting, approving each. Set forth below are the results of the stockholder vote on the matters considered at the Annual Meeting.

     (1) The following directors were elected by the stockholders to serve for three year terms:
                                   Votes For                       Withheld

  John F. Amer                     4,269,322                        13,300
  Joan H. McCleary                 4,269,322                        13,300

     (2) The appointment of KPMG LLP to be the Company's auditors for the fiscal year ending June 30, 2002, was approved as follows:

                                        For            Against

 Number of Votes                    4,267,330           3,817

Exhibits and Report on Form 8-K

No Form 8-K reports were filed during the quarter.

Changes in Securities

None

Defaults Upon Senior Securities

None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           LEEDS FEDERAL BANKSHARES, INC.


Date February 13, 2002                     /s/ Gordon E. Clark
                                           ------------------------------------
                                           Gordon E. Clark
                                           President and Chief Executive Officer



Date February 13, 2002                     /s/ Kathleen Trumpler
                                           -------------------------------------
                                           Kathleen Trumpler
                                           Treasurer and Chief Financial Officer