Form 10QSB/A
period 2001-12-31
LEEDS FEDERAL BANKSHARES
filed 2002-02-21
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,538,181 shares of the Registrant's common stock outstanding as of

         This Form 10-QSB is being filed to revise information from "Part II--Submission of Matters to a Vote of Security Holders" of the Form 10-QSB of Leeds Federal Bankshares, Inc. (the "Company") filed with the Securities and Exchange Commission on February 14, 2002.


PART II.  OTHER INFORMATION

Submission of Matters to a Vote of Security-Holders

(A) On November 14, 2001, the Company held its annual meeting of stockholders.

(B) At the annual meeting Directors Amer and Wolf were elected to three year terms. The following table shows the terms of all directors.

         Director's Name                      Term Began        Term Expires
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

         (1) The following directors were elected by the stockholders to serve for three year terms:

                                                   Votes For         Withheld

                  John F. Amer                     4,269,322           13,300
                  Marguerite E. Wolf               4,269,322           13,300

         (2) The appointment of KPMG LLP to be the Company's auditors for the fiscal year ending June 30, 2002, was approved as follows:

                                                         For          Against

                  Number of Votes                  4,267,330            3,817

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                  LEEDS FEDERAL BANKSHARES, INC.


Date     February 20, 2002                        \s\ Gordon E. Clark
                                                  ------------------------------
                                                  Gordon E. Clark
                                                  President and Chief Executive
                                                  Officer



Date     February 20, 2002                        \s\ Kathleen Trumpler
                                                  ------------------------------
                                                  Kathleen Trumpler
                                                  Treasurer and Chief Financial
                                                  Officer