Form 10QSB
period 2002-03-31
LEEDS FEDERAL BANKSHARES
filed 2002-05-15
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,538,181 shares of the Registrant's common stock outstanding as of May 13, 2002

                         LEEDS FEDERAL BANKSHARES, INC.

                                      INDEX



                                                                            PAGE
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated Statements of Financial Condition as of
        March 31, 2002 (unaudited), and June 30, 2001                         3

     Consolidated Statements of Income and Comprehensive Income (unaudited)
        for the three and nine months ended March 31, 2002 and 2001           4

     Consolidated Statements of Cash Flows (unaudited) for the nine months
        ended March 31, 2002  and 2001                                        5

     Notes to Consolidated Financial Statements (unaudited)                   6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             8

PART II.  OTHER INFORMATION                                                  13

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                         LEEDS FEDERAL BANKSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            March 31                    June 30,
                                                                              2002                       2001
                                                                           ----------                  ----------
                                                                                        (unaudited)
Assets
    Cash:
      On hand and due from banks..................................       $   4,762,344           $    4,817,724
      Interest-bearing deposits...................................           1,873,603                2,198,218
    Short-term investments........................................          96,957,305               35,334,058
    Secured short-term loans to commercial banks..................          13,165,665               16,225,333
    Investment securities held-to-maturity........................          22,300,535               60,518,903
    Securities available-for-sale.................................           5,325,620                5,802,094
    Mortgage backed securities held-to-maturity...................          33,320,722               20,021,025
    Loans receivable, net.........................................         243,658,644              217,182,587
    Investment in Federal Home Loan Bank
      of Atlanta stock, at cost...................................           2,578,200                2,187,200
    Property and equipment, net...................................           2,109,433                2,205,229
    Cash surrender value of life insurance........................           7,363,192                7,023,712
    Accrued interest receivable...................................           1,849,395                2,236,760
   Other real estate owned........................................           2,608,773                2,540,127
    Prepaid expenses and other assets.............................             197,074                  207,267
                                                                       ---------------           --------------

                                                                          $438,070,505           $  378,500,237
                                                                       ===============           ==============
Liabilities and Stockholders' Equity

Liabilities:
   Savings accounts...............................................        $380,173,934           $  320,470,865
   Borrowed funds-- Employee
      Stock Ownership Plan........................................             124,744                  274,123
   Advance payments by borrowers for taxes,
      insurance and ground rents..................................           2,245,233                3,515,261
   Federal and state income taxes:
      Currently payable...........................................             315,738                  218,075
      Deferred....................................................           1,073,857                1,219,523
   Accrued expenses and other liabilities.........................           2,022,712                1,913,349
                                                                       ---------------           --------------

      Total liabilities...........................................         385,956,218              327,611,196
                                                                       ---------------           --------------

Stockholders' equity:
   Common stock, $1 par value: 20,000,000
      shares authorized:  5,205,597 shares issued.................           5,205,597                5,205,597
   Additional paid-in capital ....................................           9,929,976                9,667,133
   Unearned employee stock ownership plan shares..................            ( 49,338)                (180,672)
   Retained income, substantially restricted......................          42,812,321               41,750,444
   Treasury stock at cost: 667,416 shares.........................          (8,336,969)              (8,336,969)
   Accumulated other comprehensive income.........................           2,552,700                2,783,508
                                                                       ---------------           --------------

      Total stockholders' equity..................................          52,114,287               50,889,041
                                                                       ---------------           --------------
                                                                       $   438,070,505           $  378,500,237
                                                                       ===============           ==============



See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                               Three Months Ended                  Nine Months Ended
                                                                     March 31                           March 31
                                                       ------------------------------------------------------------------
                                                             2002               2001             2002             2001
                                                            ------             ------           ------           ------

Interest income:
   First mortgage and other loans..................    $  4,180,100        $ 3,815,789       $12,216,253      $11,559,671
   Mortgage-backed securities .....................         539,335            157,158         1,506,331          455,166
   Investment securities and short-term
     investments...................................         976,553          1,745,416         3,579,547        5,127,693
                                                       ------------        -----------       -----------      -----------

   Total interest income...........................       5,695,988          5,718,363        17,302,131       17,142,530
                                                       ------------        -----------       -----------      -----------

Interest expense:
   Savings accounts................................       4,152,074          3,889,868        12,777,680       11,545,085
   Other...........................................           1,590              6,226             7,272           23,577
                                                       ------------        -----------       -----------      -----------

   Total interest expense..........................       4,153,664          3,896,094        12,784,952       11,568,662
                                                       ------------        -----------       -----------      -----------

   Net interest income.............................       1,542,324          1,822,269         4,517,179        5,573,868

   Provision for loan losses.......................              -0-               -0-               -0-              -0-
                                                       ------------        -----------       -----------      -----------

     Net interest income after
       provision for loan losses...................       1,542,324          1,822,269         4,517,179        5,573,868
                                                       ------------        -----------       -----------      -----------

Noninterest income:................................
   Service fees and charges........................          57,703             50,529           172,593          144,425
   Other ..........................................         116,187            125,221           368,912          286,815
                                                       ------------        -----------       -----------      -----------
                                                            173,890            175,750           541,505          431,240
                                                       ------------        -----------       -----------      -----------
Noninterest expense:
   Compensation and employee benefits..............         478,069            548,719         1,589,710        1,517,249
   Occupancy.......................................          78,098             94,460           230,966          261,025
   SAIF deposit insurance premiums.................          37,808             33,132           106,250           98,383
   Advertising.....................................          12,608             51,372            74,591          128,970
   Other ..........................................         363,429            263,745           951,232          644,808
                                                       ------------        -----------       -----------      -----------
                                                            970,012            991,428         2,952,749        2,650,435
                                                       ------------        -----------       -----------      -----------

   Income before provision for income taxes........         746,202          1,006,591         2,105,935        3,354,673


Provision for income taxes.........................         188,750            340,500           500,598        1,140,890
                                                       ------------        -----------       -----------      -----------

     Net income....................................         557,452            666,091         1,605,337        2,213,783
                                                       ------------        -----------       -----------      -----------

   Other comprehensive income (loss), net of taxes:

   Unrealized gain (loss) on securities
     available-for-sale, net.......................        (124,588)          (141,381)         (230,808)       1,110,934
                                                       ------------        -----------       -----------      -----------

Comprehensive income...............................     $   432,864        $   524,710       $1, 374,529      $ 3,324,717
                                                       ============        ===========       ===========      ===========

Net income per share of common stock...............
   Basic...........................................     $       .12        $       .15       $       .35       $      .49
                                                       ============        ===========       ===========      ===========
   Diluted.........................................     $       .12        $       .15       $       .35       $      .49
                                                       ============        ===========       ===========      ===========


See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Nine Months Ended
                                                                                  March 31,
                                                                            2002            2001

Cash flows from operating activities:
   Net income.................................................         $ 1,605,337      $ 2,213,783
    Adjustments to reconcile net income to
       net cash provided by operating activities:
   Accretion of loan fees.....................................             147,296           53,720
   Accretion of discounts on investment
      securities and mortgage-backed securities, net..........             (32,541)         (16,753)
   Depreciation...............................................             117,082          135,813
   Non cash compensation under stock-based  benefit plans                  394,177          131,792
   Decrease in accrued interest receivable...................              387,365           75,993
   Increase (decrease) in income taxes currently payable                    97,663          (86,836)
   Increase in accrued expenses and other liabilities.........             109,363          254,063
   Increase (decrease) in unearned loan fees..................             251,236         (102,224)
   Decrease (increase)  in prepaid expenses and other assets               (58,453)         173,177
                                                                       -----------      -----------

      Net cash provided by operating activities...............           3,018,525        2,832,528
                                                                       -----------      -----------

Cash flows from investing activities:
   Purchase of investment securities held-to-maturity.........         (15,698,875)        (485,240)
   Purchase of investment securities available-for-sale.......          (1,000,000)              -0-
    Maturities of and principal repayments on
      investment securities held-to-maturity..................          53,932,353        5,037,655
   Maturities of securities available-for-sale................           1,100,000        1,475,000
    Purchase of Federal Home Loan Bank stock..................            (391,000)             -0-
    Loan repayments (disbursements), net .....................         (26,874,589)       6,463,458
   Purchase of mortgage-backed securities held-to-maturity             (18,166,178)      (3,296,022)
   Principal repayments on mortgage-backed securities
      held-to-maturity........................................           4,883,912        1,169,199
   Purchases of property and equipment........................             (21,286)        (127,134)
   Investment in life insurance policies......................            (339,480)        (250,675)
                                                                       -----------      -----------

      Net cash provided (used) by  investing activities.......          (2,575,143)       9,986,241
                                                                       -----------      -----------

Cash flows from financing activities:
   Net increase in savings accounts...........................          59,703,069       16,735,922
   Decrease in advance payments by borrowers for taxes,
      insurance and ground rents..............................          (1,270,028)      (2,939,543)
    Payment of dividends .....................................            (543,460)        (528,470)
    Purchase of treasury stock ...............................                  -0-        (120,250)
      Repayment of borrowed funds.............................            (149,379)         (85,877)
                                                                       -----------      -----------

        Net cash provided by  financing activities............          57,740,202       13,061,782
                                                                       -----------      -----------

Net increase  in cash and cash equivalents....................          58,183,584       25,880,551

Cash and cash equivalents at beginning of period..............          58,575,333       23,155,887
                                                                       -----------      -----------

Cash and cash equivalents at end of period....................        $116,758,917      $49,036,438
                                                                      ============      ===========

Cash paid during the period for interest
   on deposits and other borrowings...........................        $ 12,785,000      $11,569,000

Cash paid during the period for income taxes..................        $    403,000      $ 1,227,000

See accompanying notes to consolidated financial statements.


                         LEEDS FEDERAL BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Leeds Federal Bankshares, Inc. (the Company), its wholly owned subsidiary, Leeds Federal Savings Bank (the Bank), and Leeds Investment Corporation, a wholly owned subsidiary of the Bank. Adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position and results of operations have been recorded. The financial statements have been prepared using the accounting policies described in the June 30, 2001 Annual Report. The results of operations for the nine months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the entire year.

(2)      Reclassification of Prior Year's Statements

         Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

(3)      Dividends on Common Stock

         On March 13, 2002, the Company declared a quarterly cash dividend of $.15 per share. The dividends were payable to stockholders of record as of April 3, 2002 and were paid on April 17, 2002. Leeds Federal Bankshares, M.H.C. (the
MHC) , which owns 3,300,000 shares of stock in the Company, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $186,000. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration as a dividend solely to the MHC. At March 31, 2002, the cumulative amount of such waived dividends was $13,193,400.

(4)      Real Estate Owned

         At March 31, 2002, the Company had real estate owned of $2.6 million. A public sale of the property was held on November 2, 2001. However, to date the purchaser has not settled on the contract. The Company's counsel is pursuing all possible options in completing the transaction. There can be no assurance that the sale will close.

(5)      Recent Developments

         An application has been filed with the Office of Thrift Supervision concerning the announced acquisition of the Company by Northwest Bancorp, Inc. On April 30, 2002, the parties agreed to extend the agreement for up to 120 days, to August 28, 2002. It is expected that the transaction will be completed in the third quarter of 2002, subject to stockholder and regulatory approval.

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

                                                         Three months                       Three months
                                                     Ended March 31, 2002               Ended March 31, 2001
                                                   ------------------------           ------------------------
                                                    Basic          Diluted             Basic          Diluted
                                                   -------        ---------           -------        ---------

Net income                                       $ 557,452      $ 557,452             $666,091        $666,091
                                                 ---------      ---------            ---------       ---------

Weighted-average shares outstanding              4,526,967      4,526,967            4,503,490       4,503,490

Dilutive securities - options                                     103,988                               55,524
                                                                ---------                             --------

Adjusted weighted-average shares used
     in EPS computation                          4,526,967      4,630,955            4,503,490       4,559,014
                                                 ---------      ---------            ---------       ---------


                                                          Nine months                       Nine months
                                                     Ended March 31, 2002               Ended March 31, 2001
                                                   ------------------------           ------------------------
                                                    Basic          Diluted             Basic          Diluted
                                                   -------        ---------           -------        ---------

Net income                                      $1,605,337     $1,605,337          $2,213,783      $2,213,783
                                                ----------     ----------          ----------      ----------

Weighted-average shares outstanding              4,526,967      4,526,967           4,503,490       4,503,490

Dilutive securities - options                                     100,726                              52,447
                                                ----------     ----------          ----------      ----------
Adjusted weighted-average shares used
     in EPS computation                          4,526,967      4,627,693           4,503,490       4,555,937
                                                ----------     ----------          ----------      ----------

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

Discussion of Financial Condition Changes from June 30, 2001 to March 31, 2002

         Cash on hand and due from banks, interest bearing-deposits, other short-term investments and investment securities totaled approximately $147.0 million at March 31, 2002, an increase of approximately $19.9 million, or 15.7%, from June 30, 2001. Mortgage-backed securities totaled $33.3 million, an increase of $13.3 million, or 66.5%, due primarily to purchases of new mortgage-backed securities. Loans receivable totaled $243.7 million, an increase of $26.5 million, or 12.2%, due primarily to increased mortgage originations.

         Deposits increased approximately $59.7 million, or 18.6%, to a total of $380.2 million at March 31, 2002, compared to June 30, 2001. Such increase was primarily attributable to a general market trend toward deposits instead of the equity markets. The Company has offered savings rates that are competitive with other financial institutions. However, it has not relied on brokered funds or negotiated jumbo certificates to achieve increased deposit levels.

         The Bank is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the Tier 1 core capital requirement, the Tier 1 risk-based capital requirement and the total risk-based capital requirement. At March 31, 2002, the Bank had Tier 1 core capital of $49.3 million, or 11.4% of total adjusted assets, which was $31.9 million in excess of the minimum requirement of core capital of $17.4 million, or 4% of total adjusted assets; Tier 1 risk-based capital of $49.3 million, or 18.7% of risk-weighted assets, which was $38.7 million in excess of the requirement of $10.6 million, or 4% of risk-weighted assets; and total risk-based capital of $51.9 million, or 19.7% of risk-weighted assets, which was $30.8 million in excess of the minimum requirement of 8% of risk-weighted assets.

Comparison of Operating Results for Three and Nine Month Periods Ended March 31, 2002 and 2001.

General

         The Company's net income for the three months ended March 31, 2002, totaled $557,000, a decrease of $109,000, or 16.4%, as compared to $666,000 for the three months ended March 31, 2001, due principally to a decrease in net interest income. Unrealized gains/(losses) on securities available-for-sale decreased $16,000 to ($125,000) for the three months ended March 31, 2002, as compared to ($141,000) for the same period last year.

         The Company's net income for the nine months ended March 31, 2002, decreased $608,000 to $1.6 million as compared to $2.2 million for the same period in 2001. Unrealized gains (losses) on securities available-for-sale decreased $1.3 million to ($231,000) for the nine months ended March 31, 2002, as compared to $1.1 million for the same period last year.

Net Interest Income

         Interest income on loans increased $364,000, to $4.2 million for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. Average balances on loans increased by $28.6 million, while the average yield on loans decreased to 6.9% for the three months ended March 31, 2002, as compared to 7.1% for the same period last year. Interest income on loans for the nine months ended March 31, 2002, totaled $12.2 million, an increase of $657,000,as compared to $11.6 million for the nine months ended March 31, 2001. Average balances on loans increased by $15.6 million to $232.3 million, for the nine months ended March 31, 2002, as compared to the nine months ended March 31, 2001, while average yield on loans decreased to 7.0% from 7.1%. The increases in the average balances of loans were the result of increased loan demand during the three and nine months ended March 31, 2002, as compared to the same periods last year.

         Interest income on mortgage-backed securities increased by $382,000, to $539,000 for the three months ended March 31, 2002, from $157,000 for the three months ended March 31, 2001. The average balance of mortgage-backed securities increased by $25.7 million to $34.1 million from $8.3 million, for the three months ended March 31, 2002, compared to the same period last year. Average yield on mortgage-backed securities decreased to 6.3%, from 7.6%. Interest income on mortgage-backed securities increased by $1.1 million to $1.5 million for the nine months ended March 31, 2002, as compared to $455,000 for the prior period, due principally to an increase in the average balance of mortgage-backed securities of $23.0 million to $31.1 million from $8.1 million, while the average yield on mortgage-backed securities decreased to 6.5%, from 7.5%. The increases in the average balances of mortgage-backed securities for the three and nine months ended March 31, 2002, were the result of purchases of mortgage-backed securities using funds from the growth in deposits. The decreases in average yield on mortgage- backed securities for the periods were attributable to decreases in market interest rates.

         Interest income on investment securities and short-term investments ("Investments") decreased by $769,000, to $977,000 for the three months ended March 31, 2002, from $1.7 million for the three months ended March 31, 2001. The average balance of Investments increased by $26.7 million to $139.5 million for the three months ended March 31, 2002, from $112.8 million for the same period in the prior year, while yield on Investments decreased to 2.8% from 6.2%. Interest income on Investments decreased by $1.5 million to $3.6 million during the nine months ended March 31, 2002, from $5.1 million for the nine months ended March 31, 2001. The average balance of Investments increased by $26.0 million to $131.8 million for the nine months ended March 31, 2002, from $105.8 million for the same period in the prior year, while yield on Investments decreased to 3.6% from 6.5%. The increases in average balances of Investments for the three and nine months ended March 31, 2002, were the result of an increase in the supply of funds to invest in such securities. The decreases in average yield on Investments for these periods were due in part to approximately $49.6 million of the Company's investment in callable securities being called during the fiscal year and management's decision to reinvest the proceeds of such securities in short-term liquid securities despite the current low interest rate environment.

         Total interest expense increased by approximately $258,000 to $4.2 million for the quarter ended March 31, 2002, from $3.9 million for the quarter ended March 31, 2001. This increase was the result of an increase in average balances of interest bearing liabilities outstanding to $375.0 million from $292.4 million, while average rates paid on deposits decreased to 4.4%, from 5.3%. For the nine months ended March 31, 2002, total interest expense increased by $1.2 million to $12.8 million, from $11.6 million for the nine months ended March 31, 2001. The increase was the result of an increase in average balances of interest bearing liabilities outstanding to $353.2 million from $287.8 million, while average rates paid on deposits decreased to 4.8% from 5.4%. The increases in average balances of interest bearing liabilities outstanding for the three and nine months ended March 31, 2002, as compared to the same periods last year, were due to increased customer deposits, while the decreases in average rates paid on deposits for these periods were due to a decrease in market interest rates.

         As a result of the foregoing changes, the increase in interest income was more than offset by an increase in interest expense, resulting in a decrease in net interest income of $280,000, or 15.4%, to $1.5 million during the three months ended March 31, 2002, as compared to $1.8 million during the three months ended March 31, 2001. During the nine months ended March 31, 2002, net interest income decreased by $1.1 million, or 19.0%, to $4.5 million from $5.6 million for the same period in the previous year.

Provision for Loan Losses

         The Bank made no provision for loan losses for the three and nine months ended March 31, 2002 and 2001. The allowance for loan losses, which was $729,000 and $732,000 at March 31, 2002 and June 30, 2001, respectively, is established in accordance with generally accepted accounting principles and represents managements best estimate of known and inherent losses in the Company's overall loan portfolio. In addition to historical loss experience, the Company considers other factors that are likely to cause credit losses, including changes in economic and business conditions and developments, changes in the nature and volume of the portfolio, trends in the level of past due and classified loans, and the status of nonperforming loans. Based on management's review and analysis of the allowance for loan losses as of March 31, 2002, management considered the allowance for loan losses to be appropriate.

Noninterest Income

         Noninterest income remained relatively unchanged at $174,000 for the three months ended March 31, 2002, and $176,000 for the three months ended March 31, 2001. For the nine months ended March 31, 2002, noninterest income increased to $542,000, from $431,000 for the nine months ended March 31, 2001. The increase was primarily the result of increases in income from life insurance policies and increases in service fee income.

Noninterest Expense

         Noninterest expense decreased by $21,000 to $970,000 for the three months ended March 31, 2002, from $991,000, for the three months ended March 31, 2001. Compensation and employee benefits decreased $71,000 to $478,000 for the three months ended March 31, 2002, from $549,000 for the same period last year, due to the prior year's one-time charge to complete funding of the directors' retirement plan due to the attainment of retirement age of two directors who continue to serve as directors; partly offset by an increase in the noncash charge to expense for ESOP shares earned due to an increase in the market price of the Company's stock. Advertising expense decreased $38,000 to $13,000 for the three months ended March 31, 2002, compared to $51,000 for the same period last year. Other expenses increased $100,000 to $363,000 for the three months ended March 31, 2002, from $264,000 for the three months ended December 31, 2001, principally due to expenses incurred in connection with the announced merger discussed below. During the nine months ended March 31, 2002, noninterest expense increased $302,000 to $3.0 million for the nine months ended March 31, 2001, from $2.7 million for the nine months ended March 31, 2001. This increase was principally due to expenses incurred in connection with the previously announced merger.

Provision for Income Taxes

         The provision for income taxes for the three months ended March 31, 2002, totaled $189,000, compared to $341,000 for the three months ended March 31, 2001. For the nine months ended March 31, 2002, the provision for income taxes totaled $501,000, as compared to $1.1 million for the same period last year. The effective income tax rate for the three months ended March 31, 2002, was 25.3%, compared to 33.8% for the three months ended March 31, 2001. The effective income tax rate for the nine months ended March 31, 2002, was 23.8%, compared to 34.0% for the nine months ended March 31, 2001. The lower effective tax rates in 2002 reflect an increased portion of the Company's pretax income consisting of tax exempt income, including an increase in the cash surrender value of life insurance.

Classified Assets

         There were five loans totaling $25,000 which were 90 or more days delinquent but still accruing at March 31, 2002; the Company had no such loans at June 30, 2001. Loans 90 or more days delinquent and not accruing totaled $36,000 at March 31, 2002. There were no such loans at June 30, 2001. At March 31, 2002, the Company had real estate owned totaling $2.6 million. A public sale for the property was held on November 2, 2001. However, to date the purchaser has not settled on the contract. The Company's counsel is pursuing all possible options in completing the transaction. There can be no assurances that the sale will close.

Liquidity

         The Bank is required to maintain levels of liquid assets, as defined by Office of Thrift Supervision regulations, to support safe and sound operations. The Bank's liquidity ratio averaged 46.7% during the quarter ended March 31, 2002, and equaled 47.6% at March 31, 2002.

Stock Repurchase Plan

         As of March 31, 2002, the Company has repurchased 667,416 shares of its common stock in connection with its repurchase plan. The Company has the Board's authorization to repurchase an additional 356,025 shares as, in the opinion of management, market conditions warrant.

Merger Application

         An application has been filed with the Office of Thrift Supervision concerning the previously announced acquisition of the Company by Northwest Bancorp, Inc. On April 30, 2002, the parties agreed to extend the agreement for up to 120 days to August 28, 2002. It is expected that the transaction will be completed in the third quarter of 2002, subject to stockholder and regulatory approval.

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


                                                 LEEDS FEDERAL BANKSHARES, INC.


Date: May 13, 2002                               /s/ Gordon E. Clark
                                                 -------------------------------
                                                 Gordon E. Clark
                                                 President and Chief Executive
                                                 Officer



Date: May 13, 2002                                /s/ Kathleen Trumpler
                                                 -------------------------------
                                                 Kathleen Trumpler
                                                 Treasurer and Chief Financial
                                                 Officer