Form 10-K
period 2002-06-30
LEEDS FEDERAL BANKSHARES
filed 2002-09-30
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ______________________

                           Commission File No. 0-23645

                         LEEDS FEDERAL BANKSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             United States                               52-2062351
    -------------------------------                 ----------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

1101 Maiden Choice Lane, Baltimore, Maryland                 21229
--------------------------------------------                --------
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq National Market on August 20, 2002, was approximately $33.6 million. This amount includes shares held by the Registrant's ESOP, and excludes shares held by Leeds Federal Bankshares, M.H.C., and the Registrant's directors and senior officers. As of August 20, 2002, there were issued and outstanding 4,550,931 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended June 30, 2002 (Parts II and III).

2.   Proxy  Statement for the 2002 Annual Meeting of  Stockholders  (Parts I and
     III).

                                     PART I
                                     ------
ITEM 1.  Business
-----------------

General

     Leeds Federal Bankshares, Inc.

     Leeds Federal Bankshares, Inc. (the "Company") is a federal corporation which was organized on November 21, 1997. The only significant asset of the Company is its investment in Leeds Federal Savings Bank (the "Bank"). The Company is majority-owned by Leeds Federal Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). At June 30, 2002, the Company had total assets of $444.3 million and stockholders' equity of $52.7 million.

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

Recent Developments

     On August 16, 2001, the Company, the Mutual Holding Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with Northwest Bancorp, Inc. ("Northwest Mid-Tier"), its mutual holding company,
Northwest Bancorp, MHC ("Northwest MHC"), and its subsidiary savings bank, Northwest Savings Bank ("Northwest Bank") Under the terms of the Merger Agreement, the Mutual Holding Company would be merged with and into Northwest MHC with Northwest MHC as the surviving institution, and the Company would be merged with and into Northwest Mid-Tier with Northwest Mid-Tier as the surviving institution. The Company's stockholders other than the Mutual Holding Company would receive $32.00 in cash for each share of Leeds Mid-Tier.

     The Merger Agreement provided that either party may terminate the Merger Agreement if the closing date shall not have occurred on or before April 30, 2002, subject to extension in certain circumstances. On April 30, 2002, the parties entered into an Agreement extending the deadline for closing the acquisition until August 28, 2002. On August 28, 2002, the parties entered into a Second Amendment to Agreement and Plan of Merger further extending the deadline for closing the acquisition until December 31, 2002. On August 28, 2002, the parties also entered into a Third Amendment to Agreement and Plan of Merger to modify the structure of the transaction by eliminating the merger of the Company into Northwest Mid-Tier and to make other technical changes to the Merger Agreement to effect the revised structure. As a result of such change, the Bank will become a wholly-owned subsidiary of Northwest MHC and the Bank will not be part of the Northwest Mid-Tier consolidated group immediately after the merger. The $32.00 per share cash consideration to be paid to the public stockholders of the Company and all other terms and conditions of the merger will remain unchanged.

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

Lending Activities

     Loan and Mortgage-Backed Securities Portfolio Composition. The principal components of the Bank's loan portfolio are fixed-rate and adjustable-rate conventional first mortgage loans secured by one- to four-family residential real estate, home equity loans, and, to a much lesser extent, commercial real estate and consumer loans. At June 30, 2002, the Bank's net loans receivable totaled $245.0 million, of which $233.9 million, or 95.5%, were one- to four-family residential real estate mortgage loans, $10.9 million, or 4.5%, were home equity loans and $3.6 million, or 1.4%, were consumer loans.

     The Bank also invests in mortgage-backed securities including pass-through certificates and, to a much lesser extent, collateralized mortgage obligations ("CMOs"). At June 30, 2002, mortgage-backed securities totaled $33.0 million, or 7.4%, of total assets. At June 30, 2002, 2.3% of the Bank's mortgage-backed securities were secured by adjustable rate mortgage ("ARM") loans. Pass-through certificates totaled $32.9 million, or 99.7%, of the Bank's total mortgage-backed securities portfolio at June 30, 2002. All of the Bank's pass-through certificates are insured or guaranteed by Freddie Mac, Ginnie Mae, or Fannie Mae. CMOs totaled $245,000, or 0.7%, of the Bank's total mortgage-backed securities portfolio at June 30, 2002, all of which were backed by federal agency collateral. The Bank's policy is to hold mortgage-backed securities to maturity.

     Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                                                At June 30,
                                       ---------------------------------------------------------------------------------------------
                                              2002               2001               2000               1999               1998
                                       -----------------  -----------------  -----------------  -----------------  -----------------
                                        Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                       --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                          (Dollars in Thousands)
Real estate loans:
  One- to four-family residential
    and construction ................  $233,926    95.5%  $206,635    95.1%  $204,581    93.3%  $189,326    92.9%  $172,152    90.5%
  Home equity .......................    10,913     4.5     12,131     5.6     11,071     5.1     11,454     5.6     12,769     6.7
  Commercial ........................        --      --         --      --      2,500     1.1      2,500     1.2      3,738     2.0
                                       --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
    Total real estate loans .........   244,839   100.0    218,766   100.7    218,152    99.5    203,280    99.7    188,659    99.2

Consumer loans ......................     3,572     1.4      4,133     1.9      3,807     1.7      3,976     2.0      5,072     2.7
                                       --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
    Total loans receivable ..........   248,411   101.4    222,899   102.6    221,959   101.2    207,256   101.7    193,731   101.9
Less:
  Undisbursed portion of loans
    in process ......................     2,597    (1.1)     4,436    (2.0)     1,248     (.6)     1,905     (.9)     2,025    (1.1)
  Unearned loan fees ................       255     (.1)       548     (.3)       765     (.3)       740     (.4)       802     (.4)
  Allowance for loan losses .........       559     (.2)       732     (.3)       742     (.3)       725     (.4)       723     (.4)
                                       --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
    Total loans receivable, net .....  $245,000   100.0%  $217,183   100.0%  $219,204   100.0%  $203,886   100.0%  $190,181   100.0%
                                       ========   =====   ========   =====   ========   =====   ========   =====   ========
Mortgage-backed securities ..........  $ 32,960           $ 20,021           $  8,317           $ 10,008           $ 16,412
                                       ========           ========           ========           ========           ========

     Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth the maturity or period of repricing of the Bank's loan and mortgage-backed securities portfolio at June 30, 2002. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable rate ("ARM") loans, floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                                                              Beyond
                                       Within       1-3        3-5       5-10       10-20       20
                                       1 Year      Years      Years      Years      Years      Years      Total
                                      ---------  ---------  ---------  ---------  --------   --------   --------
                                                                       (In Thousands)
Real estate loans:
  One- to four-family residential
    and construction ...............  $ 6,934    $ 5,333    $ 7,021    $28,034    $72,741   $113,863   $233,926
  Home equity ......................    6,721        178      1,310      2,694         10         --     10,913
  Consumer loans ...................      603      1,056      1,701        103        109         --      3,572
                                      -------    -------    -------    -------    -------    -------    -------
    Total loans ....................   14,258      6,567     10,032     30,831     72,860    113,863    248,411
                                      -------    -------    -------    -------    -------    -------    -------

Mortgage-backed securities (1) .....    2,282         11        851         61        439     29,455     33,099
                                      -------    -------    -------    -------    -------    -------    -------
  Total loans and mortgage-backed
    securities .....................  $16,540    $ 6,578    $10,883    $30,892    $73,299   $143,318   $281,510
                                      =======    =======    =======    =======    =======   ========   ========

----------
(1) Does not include discounts and premiums.

     Fixed- and Adjustable-Rate Loan and Mortgage-Backed Securities Schedule. The following table sets forth at June 30, 2002, the dollar amount of fixed rate loans and mortgage-backed securities that mature after June 30, 2003, and all adjustable rate loans and mortgage-backed securities that mature or reprice after June 30, 2003.

                                                Fixed     Adjustable      Total
                                              --------    ----------    --------
                                                        (In Thousands)
Real estate loans:
  One- to four-family residential
    and construction .......................  $218,602    $   8,390     $226,992
  Home equity ..............................     4,192           --        4,192
  Consumer loans ...........................     2,969           --        2,969
                                              --------    ---------     --------
  Total ....................................  $225,763    $   8,390     $234,153
                                              ========    =========     ========

Mortgage-backed securities (1) .............  $ 30,817    $      --     $ 30,817
                                              ========    =========     ========
----------
(1) Does not include discounts and premiums.

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

     Commercial Real Estate Loans. The Bank originates commercial real estate loans on a limited basis, although the Bank had no such loans outstanding at June 30, 2002. Because of the increased credit risk associated with such loans and the low level of demand for such loans in the Bank's primary market area, the Bank does not expect commercial real estate lending to constitute a significant part of its loan originations in the foreseeable future.

     Home Equity Loans. The Bank also originates variable and fixed rate home equity loans. As of June 30, 2002, variable rate home equity loans totaled $6.7 million, or 3.0%, of the Bank's total loan portfolio. The interest rates on the Bank's variable rate home equity loans adjust based on changes in the prime interest rate and are generally for terms of up to 15 years. At June 30, 2002, fixed rate home equity loans totaled $4.2 million. The Bank's home equity loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 75% or less.

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

     If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, 90-day periods in the case of loans to purchase existing real estate, and 120-day periods for construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Title insurance, based on a title search of the property, is required on all loans secured by real property. At June 30, 2002, the Bank had outstanding loan commitments of

$4.0 million. This amount does not include $13.3 million of undisbursed lines of credit on home equity loans and the unfunded portion of loans in process.

     Origination, Purchase and Sale of Loans. The table below shows the Bank's loan activity for the periods indicated.

                                                      Years Ended June 30,
                                                 ------------------------------
                                                   2002       2001       2000
                                                 --------   --------   --------
                                                          (In Thousands)

Loans receivable at beginning of period,
  excluding loans in process ..................  $218,463   $220,711   $205,351
Originations:
  Real estate:
    One- to four-family residential ...........    87,206     31,806     38,599
    Home equity (1) ...........................     6,952      7,322      4,407
    Commercial ................................        --         --         --
  Consumer passbook loans (2) .................        26         38          9
  Consumer loans, other .......................     1,142      2,176      1,952
                                                 --------   --------   --------
    Total originations ........................    95,326     41,342     44,967
                                                 --------   --------   --------
Repayments ....................................   (67,934)   (41,080)   (29,590)
Transfer to real estate owned .................       (38)    (2,500)        --
Loan charge-off ...............................        (3)       (10)       (17)
                                                 --------   --------   --------
Net loan activity .............................    27,351     (2,248)    15,360
                                                 --------   --------   --------
      Total loans receivable at end of period,
        excluding loans in process ............  $245,814   $218,463   $220,711
                                                 ========   ========   ========
----------
(1) Includes disbursements from existing home equity loans.
(2) Represents net changes in ending balances.

     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment of the related loan. At June 30, 2002, the Bank had $255,000 of deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, the Bank receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges and late charges. The Bank recognized fees and service charges of $234,000, $200,000 and $156,000, for the fiscal years ended June 30, 2002,
2001 and 2000, respectively.

Mortgage-Backed Securities

     The Bank's business also involves investments in mortgage-backed securities. At June 30, 2002, all of the Bank's mortgage-backed securities were insured or guaranteed by a United States Government agency or sponsored corporation. The Bank's mortgage-backed securities portfolio includes primarily pass-through certificates and, to a lesser extent, CMOs. The Bank invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

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

     Set forth below is information relating to the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.

                                                    Years Ended June 30,
                                             ----------------------------------
                                               2002         2001          2000
                                             -------      -------       -------
                                                      (In Thousands)
Mortgage-backed securities at
  beginning of period ...................    $20,021      $ 8,317       $10,008
Purchases ...............................     19,395       13,778           400
Repayments ..............................     (6,496)      (2,030)       (2,099)
Other (1) ...............................        (40)         (44)            8
                                             -------      -------       -------
Mortgage-backed securities at
  end of period .........................    $32,960      $20,021       $ 8,317
                                             =======      =======       =======
----------
(1)  Includes net discount/premium amortization.

     The following table sets forth selected data relating to the composition of the Bank's mortgage-backed securities as of the dates indicated.

                                                                 At June 30,
                                             ----------------------------------------------------
                                                   2002              2001              2000
                                             ----------------  ----------------  ----------------
                                              Amount  Percent   Amount  Percent   Amount  Percent
                                             -------  -------  -------  -------  -------  -------
                                                             (Dollars in Thousands)
Pass-through certificates:
  Adjustable .............................   $ 2,283     6.9%  $ 3,541    17.7%  $ 4,563    54.9%
  Fixed ..................................    30,571    92.8    16,058    80.2     3,228    38.8
                                             -------   -----   -------   -----   -------   -----
    Total pass-through certificates ......    32,854    99.7    19,599    97.9     7,791    93.7
                                             -------   -----   -------   -----   -------   -----
CMOs:
  Adjustable .............................       245      .7       486     2.4       548     6.6
                                             -------   -----   -------   -----   -------   -----
    Total CMOs ...........................       245      .7       486     2.4       548     6.6
                                             -------   -----   -------   -----   -------   -----
  Unamortized discount and premium .......      (139)    (.4)      (64)    (.3)      (22)    (.3)
                                             -------   -----   -------   -----   -------   -----
    Total mortgage-backed securities .....   $32,960   100.0%  $20,021   100.0%  $ 8,317   100.0%
                                             =======   =====   =======   =====   =======   =====

     At June 30, 2002, mortgage-backed securities totaled $33.0 million, or 7.4%, of total assets. ARM loans collateralized 6.9% of the Bank's mortgage-backed securities portfolio. Pass-through certificates totaled $32.8 million, or 99.7%, of the Bank's total mortgage-backed securities portfolio at June 30, 2002. All of the Bank's pass-through certificates are insured or guaranteed by Freddie Mac, GNMA, or FNMA. CMOs totaled $245,000, or 0.7%, of the Bank's total mortgage-backed securities portfolio on that same date, all of which were backed by federal agency collateral. At June 30, 2002, all the Bank's mortgage-backed securities were held for investment. At June 30, 2002, the Bank's mortgage-backed securities portfolio had a fair market value of $33.5 million.

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

     Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 90 days or more, real estate owned by the Bank and other nonperforming assets at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15. At June 30, 2002, the Bank had no loans on nonaccrual status. At June 30, 2002, the Company had $2.5 million in real estate owned, consisting primarily of a commercial property. A foreclosure sale for the property was held on June 10, 2002. The settlement of the sale has not yet occurred.

                                                       At June 30,
                                          --------------------------------------
                                           2002    2001    2000    1999    1998
                                          ------  ------  ------  ------  ------
                                                  (Dollars in Thousands)
Delinquent loans:
  One- to four-family residential ....... $  232  $   --  $   48  $  264  $   19
  Consumer loans ........................     23      22      --      --      --
  Commercial loans ......................     --      --   2,500   2,500   2,500
                                          ------  ------  ------  ------  ------
    Total delinquent loans .............. $  255  $   22  $2,548  $2,764  $2,519
                                          ------  ------  ------  ------  ------

Total real estate owned (1) ............. $2,538  $2,540  $   --  $   --  $   --
Other nonperforming assets ..............     --      --      --      --      --
                                          ------  ------  ------  ------  ------
    Total nonperforming assets .......... $2,538  $2,540  $   --  $   --  $   --
                                          ======  ======  ======  ======  ======

Total loans delinquent 90 days or
  more to net loans receivable ..........   .01%    .01%   1.16%   1.36%   1.32%
Total loans delinquent 90 days or
  more to total assets ..................   .01%    .01%    .76%    .83%    .83%
Total delinquent loans and nonperforming
  assets to total assets ................   .63%    .67%    .76%    .83%    .83%

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

                                                               At June 30,
                                                        ------------------------
                                                         2002     2001     2000
                                                        ------   ------   ------
                                                             (In Thousands)
Loans delinquent 60-89 days ........................    $  226   $  382   $   56
Loans delinquent 90 days or more ...................       255       22    2,548
                                                        ------   ------   ------
    Total delinquent 60 days or more ...............    $  481   $  404   $2,604
                                                        ======   ======   ======

     The following table sets forth information with respect to the Bank's delinquent loans and other problem assets at June 30, 2002.

                                                                                       At June 30, 2002
                                                                                     -------------------
                                                                                     Balance      Number
                                                                                     -------      ------
                                                                                        (In Thousands)
Residential real estate:
  Loans 60 to 89 days delinquent ...............................................     $  195          3
  Loans 90 days or more delinquent .............................................        232          2
Commercial real estate:
  Loans 60 to 89 days delinquent ...............................................         --         --
  Loans 90 days or more delinquent .............................................         --         --
Consumer loans 90 days or more delinquent ......................................         23          5
Foreclosed real estate and repossessions .......................................      2,538          2
Other nonperforming assets .....................................................         --         --
Restructured loans within the meaning of Statement of Financial Accounting
  Standards No. 15 (not included in other nonperforming categories above) ......         --         --
Loans to facilitate sale of real estate owned ..................................         --         --

     Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At June 30, 2002, the Bank had no loans classified as special mention.

     The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                                               At June 30,
                                                        ------------------------
                                                         2002     2001     2000
                                                        ------   ------   ------
                                                             (In Thousands)
Substandard assets (1) ..............................   $2,770   $2,591   $2,557
Doubtful assets .....................................        5       --       43
Loss assets .........................................       --       --       --
                                                        ------   ------   ------
    Total classified assets .........................   $2,775   $2,591   $2,600
                                                        ======   ======   ======
----------
(1)  Includes real estate owned and other nonperforming assets.

     Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectability of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the year ended June 30, 2002, the Bank reduced its allowance for loan losses by $170,000. The Bank has experienced continued high credit quality, even in the current economic downturn. During the years ended June 30, 2001 and 2000, the Bank added $154 and $21,000, respectively, to the provision for loan losses. The Bank's allowance for loan losses totaled $559,000, $732,000 and $742,000, at June 30, 2002, 2001 and 2000, respectively.

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

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated. Of the total allowance for loan losses at June 30, 2002, $489,000 has been allocated to one- to four-family residential real estate loans, and $70,000 to consumer loans.

                                                           At or For the Years Ended June 30,
                                                    ------------------------------------------------
                                                      2002      2001      2000      1999      1998
                                                    --------  --------  --------  --------  --------
                                                                  (Dollars in Thousands)
Total loans outstanding ..........................  $245,000  $217,183  $219,204  $203,886  $190,181
Average loans outstanding ........................   235,610   216,467   216,907   195,371   182,882

Allowance balances (at beginning of period) ......       732       742       725       723       536
Provision for losses on real estate loans ........      (170)       --        21        39       192
Charge-offs ......................................        (3)      (10)       (4)      (37)       (5)
                                                    --------  --------  --------  --------  --------
Allowance balances (at end of period) ............  $    559  $    732  $    742  $    725  $    723
                                                    ========  ========  ========  ========  ========

Allowance for loan losses as a percentage of
  net loans receivable at end of period ..........      .23%      .34%      .33%      .35%      .38%

Investment Activities

     The Bank's investment portfolio comprises investment securities, securities purchased under agreements to resell, secured short-term loans to commercial banks, Federal Home Loan Bank stock, and interest-earning deposits in other institutions. The Bank has no investments in corporate or unrated securities. At June 30, 2002, $125.0 million, or 85.8%, of the Bank's investment portfolio was scheduled to mature in one year or less, and $20.7 million, or 14.2%, was scheduled to mature in over five years.

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

     Investment Portfolio. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                                             At June 30,
                                                    ----------------------------
                                                      2002      2001      2000
                                                    --------  --------  --------
                                                           (In Thousands)
Investment securities:
  U.S. Government and agency obligations .......... $ 16,426  $ 61,611  $ 69,844
  Freddie Mac preferred stock .....................    4,168     4,636     2,759
  Other equity securities .........................      104        74        48
                                                    --------  --------  --------
    Total investment securities ...................   20,698    66,321    72,651

Short-term investments/money market accounts ......  100,613    35,334     9,552
Secured short-term loans to commercial banks (1) ..   19,849    16,225     9,563
FHLB stock ........................................    2,578     2,187     2,187
Interest-earning deposits in other institutions ...    1,929     2,199     1,982
                                                    --------  --------  --------
    Total investments ............................. $145,667  $122,266  $ 95,935
                                                    ========  ========  ========
----------
(1) Includes Federal Funds sold and other deposits.

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Bank's investment portfolio at June 30, 2002.

                                                                    At June 30, 2002
                        ------------------------------------------------------------------------------------------------------------
                          One Year or Less   One to Five Years   Five to Ten Years  More than Ten Years            Total
                        ------------------- ------------------- ------------------- ------------------- ----------------------------
                                 Annualized          Annualized          Annualized          Annualized                   Annualized
                                  Weighted            Weighted            Weighted            Weighted                     Weighted
                        Carrying   Average  Carrying   Average  Carrying   Average  Carrying   Average  Carrying  Market    Average
                          Value     Yield     Value     Yield     Value     Yield     Value     Yield     Value    Value     Yield
                        -------- ---------- -------- ---------- -------- ---------- -------- ---------- -------- -------- ----------
                                                                   (Dollars in Thousands)
Investment securities:
  US. Government
    agency securities . $     --     --%     $   --      --%     $  500    5.67%     $15,926   6.53%    $ 16,426 $ 16,377   6.50%
  Freddie Mac preferred
    stock .............       --     --          --      --          --      --        4,168   1.37        4,168    4,168   1.37
  Other equity
    securities ........       --     --          --      --          --      --          104   3.84        104        104   3.84
                        --------   ----      ------    ----      ------    ----      -------   ----     -------- --------   ----
    Total investment
      securities ......       --     --          --      --         500    5.67       20,198   5.45       20,698   20,649   5.48

Short-term investments/
  money market accounts  100,613   1.88          --      --          --      --           --     --      100,613  100,613   1.88
Secured short-term
  loans to commercial
  banks ...............   19,849   1.54          --      --          --      --           --     --       19,849   19,849   1.54
FHLB stock ............    2,578   5.31          --      --          --      --           --     --        2,578    2,578   5.31
Interest-earning
  deposits in other
  institutions ........    1,929   2.51          --      --          --      --           --     --        1,929    1,929   2.51
                        --------   ----      ------    ----      ------    ----      -------   ----     -------- --------   ----
    Total investments . $124,969   1.91%     $   --      --%     $  500    5.67%     $20,198   5.45%    $145,667 $145,618   2.41%
                        ========   ====      ======    ====      ======    ====      =======   ====     ======== ========   ====

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

     Savings Portfolio. Savings in the Bank as of June 30, 2002 were represented by the various types of deposit programs described below.

  Weighted                                                                                Percentage
   Average                                                       Minimum                   of Total
Interest Rate    Minimum Term   Checking and Savings Deposits    Amount     Balances       Savings
-------------  ---------------  -------------------------------  -------  --------------  ----------
                                                                          (In Thousands)
      --%           None        Noninterest-bearing demand       $   500     $  1,757          .46%
     .75            None        NOW Accounts                         300       11,345         2.91
    2.25            None        Passbooks and Statement Savings       50       24,296         6.32
    2.86            None        Money Market Accounts                100       58,059        15.11
    2.90            None        Club Accounts                          5          226          .06

                                Certificates of Deposit
                                -----------------------
    2.42          3 months      Fixed term, fixed rate             1,000          276          .07
    2.60          6 months      Fixed term, fixed rate             1,000        2,990          .78
    3.38         12 months      Fixed term, fixed rate             1,000       29,181         7.59
    3.16         13 months      Fixed term, fixed rate            10,000          307          .08
    4.27         18 months      Fixed term, fixed rate             1,000        6,445         1.68
    4.27         18 months      Fixed term, fixed rate             5,000      166,486        43.36
    5.00         24 months      Fixed term, fixed rate             1,000       22,928         5.97
    6.62         25 months      Fixed term, fixed rate             5,000       15,437         4.02
    5.40         36 months      Fixed term, fixed rate             1,000       18,032         4.69
    5.47         48 months      Fixed term, fixed rate             1,000        1,075          .28
    5.88         60 months      Fixed term, fixed rate             1,000       18,991         4.94
    3.71       Various (15-20)  Fixed term, fixed rate             5,000        3,732          .97
    4.10       Various (14-25)  Fixed term, variable rate          1,000        2,540          .65
    6.72       Various (3-60)   Fixed term, fixed rate            90,000          217          .06
                                                                             --------       ------
                                                                             $384,320       100.00%
                                                                             ========       ======

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                                                             At June 30,
                                   -------------------------------------------------------------------------------------------------
                                                2002                             2001                             2000
                                   -------------------------------  -------------------------------  -------------------------------
                                    Balance  Percent(1)  Change(2)   Balance  Percent(1)  Change(2)   Balance  Percent(1)  Change(2)
                                   --------  ----------  ---------  --------  ----------  ---------  --------  ----------  ---------
                                                                        (Dollars in Thousands)
Anniversary bonus account(3) ..... $     --        --%    $(3,189)  $  3,189       .99%    $  (414)  $  3,603      1.28%   $  (863)
NOW and demand accounts ..........   13,102      3.41       2,312     10,790      3.36       1,639      9,151      3.25      2,178
Passbooks, statements and clubs ..   24,522      6.38       2,742     21,780      6.80         336     21,444      7.61      1,283
Money market deposit accounts ....   58,059     15.10      12,109     45,950     14.34      (4,471)    50,421     17.88    (10,948)

Time deposits that mature:
  within 12 months ...............  206,299     53.68      74,277    132,022     41.20        (543)   132,565     47.03     34,002
  within 13-36 months ............   75,007     19.52     (22,053)    97,060     30.29      40,539     56,521     20.05    (19,534)
  beyond 36 months ...............    7,331      1.91      (2,349)     9,680      3.02       1,519      8,161      2.90      1,122
                                   --------    ------     -------   --------    ------     -------   --------    ------    -------

    Total deposits ............... $384,320    100.0%     $63,849   $320,471    100.0%     $38,605   $281,866    100.00%   $ 7,240
                                   ========    ======     =======   ========    ======     =======   ========    ======    =======


                                             At June 30,
                                    -------------------------------
                                                 1999
                                    -------------------------------
                                     Balance  Percent(1)  Change(2)
                                    --------  ----------  ---------
                                        (Dollars in Thousands)
Anniversary bonus account(3) .....  $  4,466      1.63%   $  (691)
NOW and demand accounts ..........     6,973      2.54        685
Passbooks, statements and clubs ..    20,161      7.34      1,809
Money market deposit accounts ....    61,369     22.35     (2,423)

Time deposits that mature:
  within 12 months ...............    98,563     35.89      7,397
  within 13-36 months ............    76,055     27.69     21,692
  beyond 36 months ...............     7,039      2.56        887
                                    --------    ------    -------

    Total deposits ...............  $274,626    100.00%   $29,356
                                    ========    ======    =======

----------
(1)  Represents percentage of total deposits.
(2)  Represents increase (decrease) in balance from end of prior period.
(3)  The Bank discontinued these accounts in 2002.

     Time Deposit Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated:

                                                           At June 30,
                                                  ------------------------------
                                                    2002       2001       2000
                                                  --------   --------   --------
Rate                                                      (In Thousands)
----

0.00 - 2.99% ..................................   $ 48,977   $     --   $     --
3.00 - 5.99% ..................................    199,462    163,377    140,298
6.00 - 7.99% ..................................     40,198     75,385     56,949
                                                  --------   --------   --------
                                                  $288,637   $238,762   $197,247
                                                  ========   ========   ========

     Large Certificates of Deposit Maturities. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 2002. This amount does not include other savings account deposits of $100,000 or more, which totaled approximately $22.6 million at June 30, 2002.

                                                                   Certificates
Maturity Period                                                     of Deposit
---------------                                                   --------------
                                                                  (In Thousands)
Three months or less ...........................................     $ 21,080
Three through six months .......................................       26,052
Six through twelve months ......................................       37,294
Over twelve months .............................................       28,708
                                                                     --------
     Total .....................................................     $113,134
                                                                     ========

     Change in Deposits. The following table sets forth changes in total deposits of the Bank for the periods indicated:

                                              At or For the Years Ended June 30,
                                              ----------------------------------
                                                2002         2001        2000
                                              --------     --------    --------
                                                        (In Thousands)

Balance at beginning of period .............  $320,471     $281,866    $274,626
Net (withdrawals)/deposits .................    47,174       22,969      (6,650)
Interest credited ..........................    16,675       15,636      13,890
                                              --------     --------    --------
Ending balance .............................  $384,320     $320,471    $281,866
                                              ========     ========    ========
Net increase in deposits ...................  $ 63,849     $ 38,605    $  7,240
                                              ========     ========    ========

Borrowings

     Deposits are the Bank's primary source of funds. The Bank may also obtain funds from the FHLB and through reverse repurchase agreements. FHLB advances are collateralized by selected assets of the Bank. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. In 1994, the Employee Stock Ownership Plan and Trust ("ESOP") borrowed funds from an unrelated third party lender to finance the purchase of 144,000 shares of Common Stock. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of up to ten years. At June 30, 2002, the balance on the ESOP loan was $79,000 and was reported as an obligation of the Bank.

     Although the Bank has rarely done so, it may also sell securities under agreements to repurchase with selected dealers (reverse repurchase agreements) as a means of obtaining short-term funds as market conditions permit. In a reverse repurchase agreement, a fixed dollar amount of securities would be sold to a dealer under an agreement to repurchase the securities at a specific price within a specific period of time, typically not more than 180 days. Reverse repurchase agreements are treated as financings of the Bank and the obligations to repurchase securities sold are reflected as a liability of the Bank. The securities underlying the agreements remain an asset of the Bank. There were no securities sold under agreements to repurchase outstanding at June 30, 2002.

Competition

     As of June 30, 2002, the Bank was the third largest savings institution headquartered in the Bank's market area. The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, other savings associations, and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Bank expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing banks and savings banks. These super-regional banks have greater financial and marketing resources than the Bank. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. In recent years, additional strong competition has come from stock and bond dealers and brokers. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising.

Personnel

     As of June 30, 2002, the Bank had 30 full-time and six part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes it has a good relationship with its employees.

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

     Loans to One Borrower. Federal savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans to one borrower limit was $7.9 million at June 30, 2002. As of June 30, 2002, the Bank was in compliance with its loans-to-one-borrower limitations.

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

     Under the DBLA test, an institution must meet a "business operations test" and a "60% of assets test." The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirements when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations; or (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. The general public may not include family or related business groups or persons who are officers or directors of the institution. The 60% of assets test requires that at least 60% of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. Unlike the QTL test, the DBLA test does not include mortgage loans originated and sold into the secondary market and subsidiary investments. A savings bank that fails to be a QTL must either convert to a bank charter or operate under certain restrictions. As of June 30, 2002, the Bank maintained 80.6% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100 percent of its net income during the calendar year, plus its retained net income for the preceding two years. As of June 30, 2002, the Bank was a "well-capitalized" institution.

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

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's consolidated total assets, as reported in the institution's latest quarterly thrift financial report. Based on assets at June 30, 2002, the Bank has a semi-annual assessment of approximately $49,000.

     Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial non-compliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The OTS assesses the CRA performance of a savings institution under lending, service and investment tests, and based on such assessment, will assign an institution in one of the four above-referenced ratings. The Bank received a "needs to improve" CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

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

     The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At June 30, 2002, the Bank was in compliance with these regulations.

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

     At June 30, 2002, the Bank exceeded each of the three OTS capital requirements. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of June 30, 2002.

                                                                                            To Be Well Capitalized
                                                                         For Capital        Under Prompt Corrective
                                               Actual                 Adequacy Purposes        Action Provisions
                                          --------------------      ----------------------    --------------------
                                          Amount     Ratio (1)      Amount       Ratio (1)    Amount     Ratio (1)
                                          ------     ---------      ------       ---------    ------     ---------
As of June 30, 2002:
  Tier I core capital ...............  $  49,961      11.35%     $  17,607        4.00%    $  22,009     >  5.00%
  Tier I risk-based capital .........     49,961      18.55         10,772        4.00        16,159     >  6.00
  Total risk-based capital ..........     52,338      19.43         21,545        8.00        26,931     > 10.00

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock, at June 30, 2002, of $2.6 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Over the past five years such dividends have averaged 7.4%, and were 5.3% for the fiscal year ended June 30, 2002.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $41.3 million, the reserve requirement is $1.4 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

The USA PATRIOT Act

         In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

          o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

          o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

          o Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

          o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

          o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that the Company will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on results of operations or financial condition.

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

         State Taxation. For the year ended June 30, 2002, the State of Maryland changed the way they tax financial institutions to an income tax of approximately 7% on income measured substantially the same as for federal corporate income tax purposes except that interest on U.S. Government obligations is not taxable. For the year ended June 30, 2001, the State of Maryland generally imposes a franchise tax on thrift institutions computed at a rate of 7% of net earnings. For the purpose of the 7% franchise tax, net earnings were defined as the net income of the thrift institution as determined for federal corporate income tax purposes, plus (i) interest income from obligations of the United States, of any state, including Maryland and of any county, municipal or public corporation authority, special district or political subdivision of any state, including Maryland, (ii) any profit realized from the sale or exchange of bonds issued by the State of Maryland or any of its political subdivisions, and (iii) any deduction for state income taxes.

Executive Officers of the Registrant

         Listed below is information, as of June 30, 2002, concerning the Company's executive officers. All of the executive officers have held the positions listed below since the time the Company was organized in November 1997. In addition, all of the executive officers of the Company are officers of the Bank holding the same position as listed below. There are no arrangements or understandings between the Company and any of persons named below with respect to which he or she was or is to be selected as an officer.

        Name                 Age                         Position
 ------------------     -------------     --------------------------------------

 John F. Amer                76           Chairman of the Board

 Gordon E. Clark             60           President, Chief Executive Officer and
                                            Director

 Marguerite E. Wolf          75           Vice Chairman and Director

 Joan H. McCleary            68           Director and Secretary to the Board

 Dale R. Douglas             60           Senior Vice President

 Kathleen G. Trumpler        64           Treasurer


ITEM 2.  Properties

         (a) The Company currently conducts its business through two full service banking offices. The following table sets forth the Company's offices as of June 30, 2002:

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

         (c) Description of Real Estate and Operating Data. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at June 30, 2002.

ITEM 3.  Legal Proceedings

         The Company is periodically involved in claims and lawsuits that are incident to the Company's business. At June 30, 2002, the Company was not involved in any such claim or lawsuit.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The "Common Stock and Related Matters" and "Common Stock and Related Matters" sections of the Company's annual report to stockholders for the fiscal year ended June 30, 2002 (the "2002 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 2002 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 6. Selected Financial Data

         The "Selected Quarterly Financial Data" of the Company's annual report to stockholders for the 2002 Annual Report to Stockholders are incorporated herein by reference. No other sections of the 2002 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 7. Management's Discussion and Analysis or Plan of Operations

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2002 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2002 Annual Report to Stockholders are incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2002 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2002 Annual Report to Stockholders are incorporated herein by this reference.

ITEM 8.  Financial Statements and Supplemental Data

         The following sections from the Company's 2002 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2002 Annual Report to Stockholders are incorporated herein by this reference.

         (i)      Independent Auditors' Report;

         (ii)     Consolidated Statements of Financial Condition;

         (iii)    Consolidated Statements of Income and Comprehensive Income;

         (iv)     Consolidated Statements of Stockholders' Equity;

         (v)      Consolidated Statements of Cash Flows; and

         (vi)     Notes to Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

         The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for its 2002 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference. In addition, see Item 1. "Executive Officers of the Company" for information concerning the Bank's executive officers.

ITEM 11. Executive Compensation

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

         Set forth below is certain information as of June 30, 2002 regarding equity compensation to directors and executive officers of the Company that has been approved by stockholders.

=================================================================================================
                            Number of securities to be
                             issued upon exercise of                        Number of securities
  Equity compensation plans  outstanding options and    Weighted average  remaining available for
  approved by stockholders            rights             exercise price     issuance under plan
-------------------------------------------------------------------------------------------------
     Stock Option Plan.....          138,500                  $7.92                 --
-------------------------------------------------------------------------------------------------

         Total.............          138,500                  $7.92                 --
=================================================================================================

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  Exhibits

                                                                 Sequential Page
                                                               Reference to Prior              Number Where
                                                                Filing or Exhibit            Attached Exhibits
    Regulation S-K                                               Number Attached            Are Located in This
    Exhibit Number              Document                             Hereto                  Form 10-K Report
    --------------              --------                       ------------------            ----------------
         2.1       Agreement and Plan of Merger by and                   *                    Not Applicable
                 among Northwest Savings Bank, Northwest
                  Bancorp, Inc., Northwest Bancorp, MHC
              and Leeds Federal Savings Bank, Leeds Federal
             Bankshares, Inc., and Leeds Federal Bankshares,
                     MHC dated as of August 16, 2001

         2.2        Agreement by and among Northwest                     **                   Not Applicable
                 Savings Bank, Northwest Bancorp, Inc.,
         Northwest Bancorp, MHC and Leeds Federal Savings
         Bank, Leeds Federal Bankshares, Inc., and Leeds Federal
               Bankshares, MHC dated as of April 30, 2002

         2.3        Second Amendment to Agreement and                   ***                   Not Applicable
                  Plan of Merger by and among Northwest
         Savings Bank, Northwest Bancorp, Inc., Northwest
                 Bancorp, MHC and Leeds Federal Savings
         Bank, Leeds Federal Bankshares, Inc., and Leeds
           Federal Bankshares, MHC dated as of August 28, 2002

        2.4         Third Amendment to Agreement and                    ***                   Not Applicable
                  Plan of Merger by and among Northwest
            Savings Bank, Northwest Bancorp, Inc., Northwest
              Bancorp, MHC and Leeds Federal Savings Bank,
            Leeds Federal Bankshares, Inc., and Leeds Federal
               Bankshares, MHC dated as of August 28, 2002

         3              Articles of Incorporation                      ****                   Not Applicable

         3                       Bylaws                                ****                   Not Applicable




         4              Instruments defining the                       ****                   Not Applicable
                       rights of security holders,
                          including debentures

         9               Voting trust agreement                        None                   Not Applicable

       10.1          Leeds Federal Savings Bank and                   *****                   Not Applicable
                    Leeds Federal Bankshares, M.H.C.
                   1994 Recognition and Retention Plan

       10.2          Leeds Federal Savings Bank and                   *****                   Not Applicable
                    Leeds Federal Bankshares, M.H.C.
                         1994 Stock Option Plan

       10.3            Employment Agreement with                     ******                   Not Applicable
                          Gordon E. Clark, Jr.

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

       21              Subsidiaries of Registrant                       21                      Exhibit 21

       22              Published report regarding                      None                   Not Applicable
                      matters submitted to vote of
                            security holders

       23            Consent of Experts and Counsel                     23                      Exhibit 23

       28               Information from reports                       None                   Not Applicable
                           furnished to state
                          insurance regulatory
                               authorities

       99       Certification of Chief Executive Officer                99                      Exhibit 99
                       and chief financial officer
                         pursuant to section 906
                    of the Sarbanes-Oxley act of 2002


* Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-23645) filed with the SEC on August 24, 2001. This previously filed document is incorporated by reference in accordance with Item 601 of Regulation S-K.
** Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-23645) filed with the SEC on May 10, 2002. This previously filed document is are incorporated by reference in accordance with Item 601 of Regulation S-K.
*** Filed as exhibits to the Company's Current Report on Form 8-K (File No. 0-23645) filed with the SEC on September 12, 2002. All such previously filed documents are incorporated by reference in accordance with Item 601 of Regulation S-K.
**** Filed as exhibits to the Company's Registration Statement on Form S-8 (File No. 333-44899) filed with the SEC on January 26, 1998. All such previously filed documents are incorporated by reference in accordance with Item 601 of Regulation S-K.
***** Filed as exhibits to the Company's Current Report Form 8-K (File No. 0-23645) filed with the SEC on January 21, 1998. All such previously filed documents are incorporated by reference in accordance with Item 601 of Regulation S-K.
****** Filed as an exhibit to the Company's Annual Report on Form 10-K (file No. 0-23645) filed with the SEC on September 29, 1998. This previously filed document is incorporated by reference in accordance with Item 601 of Regulation S-K.

         (b)  Reports on Form 8-K:


                  On May 10, 2002, the Company filed a Current Report on Form 8-K under Item 5, Other Events, to report the initial extension of the Agreement and Plan of Merger as discussed above in "Item 1- Business-Recent Developments."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            LEEDS FEDERAL BANKSHARES, INC.


Date:    September 25, 2002             By: /s/ Gordon E. Clark
                                            ------------------------------------
                                            Gordon E. Clark, President and Chief
                                            Executive Officer


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

Date:  September 25, 2002                Date: September 25, 2002


By:    /s/ John F. Amer                  By:   /s/ Marguerite E. Wolf
       ---------------------------------       ---------------------------------
       John F. Amer, Chairman                  Marguerite E. Wolf, Vice Chairman

Date:  September 25, 2002                Date: September 25, 2002


By:    /s/ Joan H. McCleary              By:   /s/ Raymond J. Hartman
       ---------------------------------       ---------------------------------
       Joan H. McCleary, Director              Raymond J. Hartman, Director

Date:  September 25, 2002                Date: September 25, 2002

                      Certification pursuant to Rule 13a-14
               Of the Securities Exchange Act of 1934, as Amended,
                             As adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Gordon E. Clark, President and Chief Executive Officer of Leeds Federal Bankshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Leeds Federal Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.



September 25, 2002                       /s/ Gordon E. Clark
-------------------------------          ---------------------------------------
Date                                     Gordon E. Clark
                                         President and Chief Executive Officer

                      Certification pursuant to Rule 13a-14
               Of the Securities Exchange Act of 1934, as amended,
                             As adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002



I, Kathleen G. Trumpler, Treasurer of Leeds Federal Bankshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Leeds Federal Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.



September 25, 2002                         /s/ Kathleen G. Trumpler
---------------------------------          -------------------------------------
Date                                       Kathleen G. Trumpler
                                           Treasurer (Chief Financial Officer)