Form 10-Q
period 2002-09-30
LEEDS FEDERAL BANKSHARES
filed 2002-11-13
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,550,931 shares of the Registrant's common stock outstanding as of September 30, 2002.

                         LEEDS FEDERAL BANKSHARES, INC.

                                      INDEX



                                                                            PAGE
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Statements of Financial Condition as of September
                      30, 2002 (unaudited), and June 30, 2002                  3

             Consolidated  Statements  of Income and  Comprehensive  Income
                      (unaudited)  for the three months ended September 30,
                      2002 and 2001                                            4

             Consolidated  Statements  of Cash  Flows  (unaudited)  for the
                      three months ended September 30, 2002 and 2001           5

             Notes to Consolidated Financial Statements (unaudited)            6

    Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                8

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk       11

    Item 4.  Controls and Procedures                                          11

PART II.  OTHER INFORMATION                                                   12

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                         LEEDS FEDERAL BANKSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                           September 30
                                                                                               2002            June 30,
                                                                                            (unaudited)          2002


Assets
    Cash:
      On hand and due from banks .....................................................   $   4,551,561    $   6,855,446
      Interest-bearing deposits ......................................................       1,943,768        1,929,277
    Short term investments ...........................................................     107,304,829      100,612,524
    Secured short-term loans to commercial banks .....................................      42,270,091       19,848,989
     Investment securities held-to-maturity ..........................................       4,573,219       15,498,705
    Securities available-for-sale ....................................................       4,877,212        5,199,177
    Mortgage backed securities held-to-maturity ......................................      31,090,547       32,959,769
    Loans receivable, net ............................................................     241,644,305      245,000,388
    Investment in Federal Home Loan Bank
      of Atlanta stock, at cost ......................................................       2,578,200        2,578,200
    Property and equipment, net ......................................................       2,043,825        2,076,698
    Cash surrender value of life insurance ...........................................       7,548,526        7,455,859
    Accrued interest receivable ......................................................       1,430,504        1,587,932
   Other real estate owned ...........................................................       2,540,260        2,538,455
    Prepaid expenses and other assets ................................................         179,726          187,948

                                                                                         $ 454,576,573    $ 444,329,367
Liabilities and Stockholders' Equity

Liabilities:
   Savings accounts ..................................................................   $ 396,289,198    $ 384,320,466
   Borrowed funds-- Employee
      Stock Ownership Plan ...........................................................          34,032           79,238
   Advance payments by borrowers for taxes,
      insurance and ground rents .....................................................       1,577,889        3,576,296
   Federal and state income taxes:
      Currently payable ..............................................................         383,647          581,948
      Deferred .......................................................................         828,708          953,198
   Accrued expenses and other liabilities ............................................       2,204,384        2,095,787

      Total liabilities ..............................................................     401,317,858      391,606,933

Stockholders' equity:
   Common stock, $1 par value: 20,000,000
      shares authorized: and 5,218,347 and 5,205,597 shares issued at
       September 30, 2002 and June 30, 2002, respectively ............................       5,218,347        5,205,597
   Additional paid-in capital ........................................................      10,185,360       10,022,486
   Unearned employee stock ownership plan shares .....................................          (5.620)         (24,826)
   Retained income, substantially restricted .........................................      43,920,008       43,381,082
   Treasury Stock at cost: 667,416 shares ............................................      (8,336,969)      (8,336,969)
   Accumulated other comprehensive income ............................................       2,277,589        2,475,064

      Total stockholders' equity .....................................................      53,258,715       52,722,434
                                                                                         $ 454,576,573    $ 444,329,367



See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)


                                                            Three Months Ended
                                                               September 30,
                                                           2002          2001

Interest Income:
   First mortgage and other loans .................   $ 4,175,264   $ 3,947,164
   Mortgage-backed securities .....................       507,383       417,923
   Investment securities and short term
     investments ..................................       812,140     1,575,176

   Total interest income ..........................     5,494,787     5,940,263

Interest expense:
   Savings accounts ...............................     3,756,695     4,321,229
     Other ........................................           390         3,579

   Total interest expense .........................     3,757,085     4,324,808

   Net interest income ............................     1,737,702     1,615,455

   Provision for loan losses ......................          -0-            -0-

     Net interest income after
       provision for loan losses ..................     1,737,702     1,615,455

Noninterest income:
   Service fees and charges .......................        65,304        54,550
   Other ..........................................       102,821        96,089
                                                          168,125       150,639
Noninterest expense:
   Compensation and employee benefits .............       490,465       526,477
   Occupancy ......................................            70        76,350
   SAIF deposit insurance premiums ................        40,625        33,841
   Advertising ....................................        16,371        26,946
   Other ..........................................       205,202       322,762
                                                          823,402       986,376

   Income before provision for income taxes .......     1,082,425       779,718

Provision for income taxes ........................       358,500       195,998

     Net income ...................................       723,925       583,720

   Other comprehensive income(loss), net of taxes .

   Unrealized loss  on securities
     available-for-sale, net ......................      (197,475)     (118,043)

Comprehensive income ..............................   $   526,450   $   465,677

Net income per share of common stock
   Basic ..........................................   $       .16   $       .13
   Diluted ........................................   $       .16   $       .13

See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Three Months Ended
                                                                          September 30,
                                                                     2002             2001

Cash flows from operating activities:
   Net income .............................................   $     723,925    $     583,720
    Adjustments to reconcile net income to
       net cash provided by operating activities:
   Accretion of loan fees .................................         (40,424)         (35,699)
   Accretion of premiums (discounts) on investment
      securities and mortgage-backed securities, net ......          (3,659)         (10,230)
   Depreciation ...........................................          35,511           39,515
   Non-cash compensation under stock-based  benefit plans .          93,850          142,958
    Increase in cash surrender value of life insurance ....         (92,667)         (85,500)
    Decrease in accrued interest receivable ...............         157,428           57,998
   Increase (decrease) in income taxes currently payable ..        (198,301)         195,998
   Increase in accrued expenses and other liabilities .....         108,597           63,828
   Increase in unearned loan fees .........................          81,495           69,789
   Decrease (increase) in prepaid expenses and other assets           6,417          (14,631)

      Net cash provided by operating activities ...........         872,172        1,007,746

Cash flows from investing activities:
   Maturities of and principal repayments on
      investment securities held-to-maturity ..............      10,925,859       18,077,940
   Maturites of securities available-for-sale .............             -0-        1,100,000
     Loan repayments (disbursements), net .................       3,315,012       (9,888,062)
   Purchase of mortgage-backed securities held-to-maturity         (585,008)     (12,699,770)
   Principal repayments on mortgage-backed securities
      held-to-maturity ....................................       2,457,516        1,119,297
   Purchases of property and equipment ....................          (2,638)          (3,199)

      Net cash provided by (used in) investing activities .      16,110,741       (2,293,794)

Cash flows from financing activities:
   Net increase in savings accounts .......................      11,968,732       17,754,781
   Decrease in advance payments by borrowers for taxes,
      insurance and ground rents ..........................      (1,998,407)      (1,645,474)
    Payment of dividends ..................................        (184,999)        (180,190)
    Exercise of stock options .............................         100,980              -0-
      Repayment of borrowed funds .........................         (45,206)         (58,319)

        Net cash provided by financing activities .........       9,841,100       15,870,798

Net increase in cash and cash equivalents .................      26,824,013       14,584,750

Cash and cash equivalents at beginning of period ..........     129,246,236       58,575,333

Cash and cash equivalents at end of period ................   $ 156,070,249    $  73,160,083

Cash paid during the period for interest
   on deposits and other borrowings .......................   $   3,757,000    $   4,325,000

Cash paid during the period for income taxes ..............         556,800              -0-

See accompanying notes to consolidated financial statements.

                         LEEDS FEDERAL BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Leeds Federal Bankshares, Inc. (the Company), its wholly owned subsidiary, Leeds Federal Savings Bank and Leeds Investment Corporation, a wholly owned subsidiary of Leeds Federal Savings Bank. Adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for a fair presentation of financial position and results of operations have been recorded. The financial statements have been prepared using the accounting policies described in the June 30, 2002 Annual Report. The results of operations for the three months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the entire year.

(2)      Reclassification of Prior Year's Statements

         Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.


(3)      Dividends on Common Stock

         On September 11, 2002, the Company declared a quarterly cash dividend of $.15 per share. The dividends were payable to stockholders of record as of October 2, 2002 and were paid on October 16, 2002. Leeds Federal Bankshares, M.H.C. (the MHC) , which owns 3,300,000 shares of stock in the Company, waived receipt of its quarterly dividend, thereby reducing the actual dividend payout to approximately $187,000. The dollar amount of dividends waived by the MHC is considered as a restriction on the retained earnings of the Company. The amount of any dividend waived by the MHC shall be available for declaration as a dividend solely to the MHC. At September 30, 2002, the cumulative amount of such waived dividends was $14.2 million.

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

                                                     Three months                       Three months
                                                 Ended September 30,                 Ended September 30,
                                                          2002                                2001

                                                    Basic          Diluted             Basic          Diluted


Net income                                       $ 723,925      $ 723,925           $  583,720      $  583,720

Weighted-average shares outstanding              4,545,536      4,545,539            4,516,417       4,516,417

Dilutive securities - options                          -0-         93,708                  -0-          92,482

Adjusted weighted-average shares used
     in EPS computation                          4,545,536      4,639,244            4,516,417       4,608,899


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

Discussion  of Financial  Condition  Changes from June 30, 2002 to September 30,
2002

         Cash on hand and due from banks, interest bearing deposits, other liquid investments and investment securities totaled approximately $168.1 million at September 30, 2002, an increase of approximately $15.6 million, or 10.2%, from June 30, 2002. Mortgage-backed securities totaled $31.1 million, a decrease of $1.9 million, or 5.8%, due to the repayment of principal. Loans receivable totaled $241.6 million, a decrease of $3.4 million, or 1.4%, due primarily to a decrease in mortgage originations and higher repayments of principal.

         Deposits increased approximately $12 million to a total of $396.3 million at September 30, 2002. Such increase was primarily attributable to general market trends. The Company has offered savings rates that are competitive with other banks. However, it has not relied on brokered funds or negotiated jumbo certificates to achieve increased deposit levels.

         Total stockholders'equity increased $537,000, or 1%, to $53.3 million at September 30, 2002, compared to $52.7 million at June 30, 2002, due principally to the earnings of the Company of $724,000 less dividends declared on common stock of $188,000.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001.

General

         The Company's net income for the three months ended September 30, 2002, totaled $724,000, an increase of $140,000, or 24% as compared to $584,000 for the three months ended September 30, 2001, due principally to an increase in net interest income and a decrease in noninterest expenses. Unrealized losses on securities available-for-sale, net of tax, increased $197,000 resulting in accumulated other comprehensive income of $2.3 million for the three months ended September 30, 2002, as a result of a decrease in the fair value of the Company's investment securities available-for-sale, principally the Company's Federal Home Loan Mortgage Corporation preferred stock.

Net Interest Income

         Interest income on loans for the three months ended September 30, 2002, increased $228,000, to $4.2 million, from $3.9 million for the three months ended September 30, 2001. The average balances of loans increased by $22.2 million while the average yield on loans decreased to 6.8%, from 7.1%, for the same period in 2001. The increase in the average balance of loans was the result of increased loan originations during the last half of the fiscal year ended in June 30, 2002. The decrease in the average yield on loans was due to lower rates on new originated loans and repayments on higher yielding loans.

         Interest income on mortgage-backed securities increased $89,000 to $507,000 for the three months ended September 30, 2002, compared to $418,000 for the three months ended September 30, 2001. The average yield on mortgage-backed securities decreased to 6.2%, from 6.7%, while the average balance of mortgage-backed securities increased by $7.7 million to $32.6 million for the three months ended September 30, 2002, compared to $24.9 million for the same period last year. The increases in the average balance of mortgage-backed securities for the three months ended September 30, 2002, were the result of purchases of new mortgage-backed securities, totaling $20.0 million over the past fifteen months, offset by repayments of principal. The decrease in average yield on mortgage-backed securities for the period was attributable to general market rates of the newly purchased securities.

         Interest income on investment securities and short-term investments ("Investments") decreased by $763,000, to $812,000 for the three months ended September 30, 2002, from $1.5 million for the three months ended September 30, 2001. The average balance of Investments increased by $30.3 million to $150.5 million for the three months ended September 30, 2002, from $120.2 million for the same period in the prior year, while yield on Investments decreased to 2.2% from 5.2%. The increase in average balance of Investments for the three months ended September 30, 2002, was principally the result of deposit inflows. The changes in average yield on Investments for the period was due to changes in market rates on short-term investments.

         Total interest expense decreased by approximately $568,000 during the quarter ended September 30, 2002, to $3.8 million from $4.3 million for the quarter ended September 30, 2001. This decrease was the result of a decrease in average rates paid on deposits to 3.9%, from 5.2%, partially offset by an increase in average balances of interest bearing liabilities outstanding to $389.8 million from $330.8 million. The increase in average balance of interest bearing liabilities outstanding for the three months ended September 30, 2002, as compared to the same period last year, was due to increased customer deposits, while the decrease in average rates paid on deposits for these periods was due to general market conditions.

         As a result of the foregoing changes, the decrease in interest income was more than offset by a decrease in interest expense resulting in an increase in net interest income of $122,000, or 7.6%, to $1.7 million during the three months ended September 30, 2002, as compared to $1.6 million during the three months ended September 30, 2001.

Provision for Loan Losses

         The Company maintains an allowance for loan losses, which was $553,000 and $559,000 at September 30, 2002 and June 30, 2002 respectively, in accordance with accounting principles generally accepted in the United States of America. The allowance exists to cover probable losses inherent in the Company's loan portfolio. In addition to historical loss experience, the

Company considers other factors that are likely to cause loan losses, including changes in economic and business conditions, changes in the composition and volume of the portfolio, trends in the level of past due and classified loans and the status of nonperforming loans. The Company had no provision for loan losses for the three months ended September 30, 2002 and 2001. Management believes that, on an overall basis, the allowance for loan losses at September 30, 2002 is sufficient to address the credit risk of the Bank.

Noninterest Income

         Noninterest income increased $17,000 to $168,000, from $151,000 for the three months ended September 30, 2002. The increase was primarily the result of increases in income from life insurance contracts and increases in service fee income.

Noninterest Expense

         Noninterest expense for the three months ended September 30, 2002, decreased by $163,000 to $823,000, from $986,000,for the three months ended September 30, 2001. Compensation and employee benefits decreased $68,000 to $490,000 for the three months ended September 30, 2002, from $526,000 for the same period last year, due primarily to lower expenses related to the Employee Stock Ownership Plan. Other expenses decreased by $117,000 for the quarter ended September 30, 2002, due to a decrease in expenses related to the previously announced merger.

Provision for Income Taxes

         Provision for income taxes for the three months ended September 30, 2002, totaled $359,000, compared to $196,000 for the three months ended September 30, 2001. The effective income tax rate for the three months ended September 30, 2002, was 33.1%, compared to 25.1% for the three months ended September 30, 2001. The higher effective rate in the quarter ended September 30, 2002, reflects the fact that a higher portion of the Company's pretax income consists of income that is subject to federal and state income taxes.

Classified Assets

         There were four loans totaling $41,000 which were 90 or more days delinquent but still accruing at September 30, 2002, and no such loans at June 30, 2002. Real Estate Owned totaled $2.6 million at September 30, 2002 and June 30, 2002. A public sale for the property was held on June 10, 2002. However, to date the purchaser has not settled on the contract. The Company's counsel is pursuing all possible options in completing the transaction; however, there can be no assurances that the sale will close.

Liquidity

         The Company is required to maintain levels of liquid assets as defined by Office of Thrift Supervision regulations to support safe and sound operations. The Company's liquidity ratio averaged 47.99% during the quarter ended September 30, 2002, and equaled 50.11% at September 30, 2002.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                      RISK

         For information regarding market risk at June 30, 2002 see "Management of Market Risk" in the "Management Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2002 Annual Report to Stockholders. The market risk of the Company has not experienced any material changes as of September 30, 2002 from June 30, 2002. Additionally, refer to "Net Interest Income" in Item 2- Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at September 30, 2002.

ITEM 4.           CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

         The Company is not involved in any litigation, nor is it aware of any pending litigation, other than legal proceedings incidental to the Bank's business. In the opinion of management, no material loss is expected from any such claims or lawsuits.


Item 2 - Changes in Securities and Use of Proceeds

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information
..
         None

Item 6 - Exhibits and Reports on Form 8-K

         On September 12, 2002, the Company filed a Current Report on Form 8-K under Item 5, Other Events, to report the extension of the Agreement and Plan of Merger, and to report the modification of the structure of the transaction by eliminating the merger of Leeds Mid-Tier into Northwest Mid-Tier.

         The following Exhibits are filed as part of this report:

         Exhibit No.              Description

             99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                      LEEDS FEDERAL BANKSHARES, INC.



Date: November 12, 2002               By: /s/ Gordon E. Clark
                                         ---------------------------------------
                                           Gordon E. Clark
                                           President and Chief Executive Officer



Date: November 12, 2002               By: /s/ Kathleen Trumpler
                                         ---------------------------------------
                                           Kathleen Trumpler
                                           Treasurer and Chief Financial Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Gordon E. Clark, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-K of Leeds Federal Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 November 12, 2002                          /s/ Gordon E. Clark
---------------------                      -----------------------------------
Date                                       Gordon E. Clark
                                           President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Kathleen G. Trumpler, Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Leeds Federal Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 November 12, 2002                            /s/ Kathleen G. Trumpler
---------------------                        -----------------------------------
Date                                         Kathleen G. Trumpler, Treasurer
                                             (Chief Financial Officer)