Form 10-K/A
period 2002-09-30
LEEDS FEDERAL BANKSHARES
filed 2002-12-03
CIK 1053307

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended June 30, 2002
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to  ____________________

                           Commission File No. 0-23645

                         LEEDS FEDERAL BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

         United States                                          52-2062351
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

1101 Maiden Choice Lane, Baltimore, Maryland                            21229
  (Address of Principal Executive Offices)                            Zip Code

                                 (410) 242-1234
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, par
                                                              value $1.00 per
                                                              share
                                                             (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES   X     NO
     ---       ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART III

ITEM 10.          Directors and Executive Officers of the Registrant

         The table below sets forth certain information, as of November 7, 2002, regarding members of the board, including the terms of office of board members, and executive officers who are not directors.

                                                   Positions            Director    Current       Shares
                                                  Held in the            Since        Term      Beneficially  Percent
          Name (1)               Age                Company               (2)      to Expire    Owned (3)    Of Class
-----------------------------   -----     --------------------------   --------   ----------  -------------  ---------
Nominee:
-------

Gordon E. Clark                   60      President, Chief Executive      1976       2002          85,275(4)  1.5%
                                          Officer and Director

Directors Continuing In Office:
-------------------------------

Raymond J. Hartman, Jr.           64      Director                        1988       2003          17,332(5)     *

Joan H. McCleary                  68      Director                        1983       2003          11,815        *

John F. Amer                      76      Chairman                        1977       2004          23,714(6)     *

Marguerite E. Wolf                75      Vice Chairman and Director      1971       2004          22,325(7)     *


Executive Officers Who Are Not Directors:
----------------------------------------

Dale R. Douglas                   60      Senior Vice President           N/A         N/A          33,591(8)     *

Kathleen G. Trumpler              64      Treasurer                       N/A         N/A          35,349(9)     *

-----------------------------------------

 *  Less than 1%.
(1) The mailing address for each person listed is 1101 Maiden Choice Lane, Baltimore, Maryland 21229. Each of the directors listed is also a director of Leeds MHC.
(2) Reflects initial appointment to the board of directors of Leeds Federal Savings Bank.
(3) See definition of "beneficial ownership" in the table in "Security Ownership of Directors and Management."
(4) Includes options to purchase 36,000 shares of Leeds Federal Bankshares, Inc. common stock.
(5) Includes options to purchase 13,692 shares of Leeds Bankshares common stock.
(6) Includes options to purchase 20,714 shares of Leeds Bankshares common stock.
(7) Includes options to purchase 14,541 shares of Leeds Bankshares common stock.
(8) Includes options to purchase 12,750 shares of Leeds Bankshares common stock.
(9) Includes options to purchase 15,000 shares of Leeds Bankshares common stock.

         The principal occupation during the past five years of each director and officer of Leeds Bankshares is set forth below. All directors have held their present positions for five years unless otherwise stated.

         John F. Amer has been a director of Leeds Federal since 1977, and Chairman since 1993. Mr. Amer, currently retired, is the former President of James Gibbons Co., Vice President of the Mental Health Advisory Board of Howard County, and President of the National Association for the Mentally Ill of Howard County.

         Gordon E. Clark has been President and Chief Executive Officer of Leeds Federal since 1980. He has been an employee since 1965. He is a member of the boards of St. Agnes Hospital, Consumer Credit Counseling Service of Maryland and Delaware and Community College of Baltimore, Catonsville Campus.

         Dale R. Douglas is Senior Vice President and has been employed by Leeds Federal since 1992.

         Raymond J. Hartman, Jr. is a consultant at Hubbard Funeral Home, Inc. He has been a director since 1988 and is active in various community and charitable organizations. Mr. Hartman is a charter member and past president of the Arbutus Business and Professional Association and immediate past President of the Lions Club of Arbutus.

         Joan H. McCleary was employed by Leeds Federal from 1975 until her retirement from Leeds Federal as Vice President and Secretary in July 1996. Ms. McCleary was appointed Secretary in 1977 and Vice President in 1988, and has served as a director since 1983. She is past President of the Financial Managers Society, Maryland Chapter.

         Kathleen G. Trumpler is Treasurer and has been employed by Leeds Federal since 1987. Ms. Trumpler is a past President of the Financial Managers Society, Maryland Chapter.

         Marguerite E. Wolf is retired as the secretary to Robert J. Brannan, Attorney. She has been a director since 1971 and Vice Chairman of the Board since June 1993.

ITEM 11. Executive Compensation

Directors' Compensation

         Fees. Directors are not compensated for their service on the board of Leeds Bankshares. However, during the fiscal year ended June 30, 2002, directors Amer, Clark, McCleary, Wolf and Hartman received directors' fees for their service on the board of directors of Leeds Federal of $33,825, $0, $28,699, $30,907, and $30,355, respectively, which amounts include fees deferred at the election of directors. Directors who are not employees of Leeds Federal who were members of board committees received $282 for each committee meeting attended during the fiscal year ended June 30, 2002. Leeds Federal paid a total of $123,786 in directors' and committee fees for the fiscal year ended June 30, 2002. Leeds Federal also pays supplemental health insurance premiums for directors who are over 65 years of age.

         Deferred Compensation Plans. During 1993, Leeds Federal adopted a deferred compensation plan for directors under which directors of Leeds Federal can elect to defer, on a pre-tax basis, all or a portion of their monthly directors' fees until the benefit age set forth in the director's joinder agreement, i.e., generally the director's retirement age. A director's deferred fees will be credited to an elective contribution account. Upon the director's attainment of his benefit age, Leeds Federal will pay the director a deferred compensation benefit equal to the annuitized value of the director's elective contribution account. The deferred compensation benefits payable under the plan range from $280 to $3,322 per month for 120 months. Benefits will also be payable upon a director's disability, termination of service prior to the attainment of the director's benefit age, or in the event of the director's death. If a director's services are terminated for cause, as defined under the deferred compensation plan, he shall only be entitled to receive the balance of his elective contribution account. Any other benefits will be null and void. In the event a director incurs a financial hardship, he may request a financial hardship benefit, which, if approved by Leeds Federal, will be paid in a lump sum within 30 days of the event triggering the financial hardship. The payment of a financial hardship benefit will reduce a director's elective contribution account, which will affect the deferred compensation benefit payable to a director under the deferred compensation plan.

         A second deferred compensation plan was established in 1998 for the benefit of directors Amer and Wolfe, because these directors could no longer make deferrals under the original deferred compensation plan, but continued to perform services for Leeds Federal and desired to defer their current directors' fees. The second plan is substantially similar to the original deferred compensation plan, except that under the second plan, in the event of a change in control (as defined under the second plan), a director may apply to the acquiror's board of directors for an immediate distribution of his accrued benefit in a lump sum or in some alternative form. The decision whether or not to grant the director's request is in the sole discretion of the acquiror's board. During 1998, Leeds Federal established a rabbi trust and transferred certain assets to the rabbi trust in order to ensure that it would have funds available to meet its benefit obligations under the deferred compensation plan and second plan.

         Directors' Retirement Plan. During 1997, Leeds Federal established the Directors' Retirement Plan, a non-qualified plan for income tax purposes, that guarantees each director will be paid 75% of the director's regular board fees beginning at the director's benefit age (as set forth in the director's joinder agreement) for the longer of 10 years or until death (the "payout period"). In the event a director terminates service prior to attaining his or her benefit age, for any reason other than death, disability or a change in control of Leeds Federal, the director is entitled to his or her accrued benefit, commencing at his or her benefit age and payable over the payout period. In the event of the director's disability, the payment of the director's accrued benefit will commence immediately. In the event of a director's death while in the service of Leeds Federal, the director's beneficiary is entitled to a survivor's benefit equal to the director's retirement benefit, payable for 10 years. If a change in control occurs prior to the director's attaining the benefit age, the director will be entitled to his or her full retirement benefit commencing immediately upon termination of service. The expense for these benefits amounted to $204,651 for the fiscal year ended June 30, 2002. During 1998, Leeds Federal established a rabbi trust and transferred certain assets to the rabbi trust in order to ensure that it would have funds available to meet its benefit obligation under the Directors Retirement Plan.

         1994 Directors Option Plan. During the fiscal year ended June 30, 1995, Leeds Federal adopted, and Leeds Bankshares has succeeded to, the 1994 Stock Option Plan for Outside Directors. The 1994 Directors Option Plan was approved by a majority vote of the minority stockholders (all stockholders excluding Leeds MHC) present at the 1994 Annual Meeting. The 1994 Directors Option Plan is a self-administering plan that granted to nonemployee directors Amer, Wolf and Hartman nonstatutory options to purchase 20,714, 14,541 and 13,692 shares of common stock, respectively. Share amounts have been adjusted to reflect Leeds Bankshares' three-for-two stock split in the form of a stock dividend, which was paid in November 1997. The 1994 Directors Option Plan further provides that each new non-employee director shall be granted options to purchase 100 shares of common stock to the extent options remain available in, or are returned to, the 1994 Directors Option Plan. The exercise price per share for each option is equal to the fair market value of Leeds Bankshares common stock on the date the option was granted, or in the case of all options awarded during the fiscal year ended June 30, 1995, $7.92 per share (as adjusted for the stock split). All options granted under the 1994 Directors Option Plan expire upon the earlier of ten years following the date of grant or one year following the date the optionee ceases to be a director.

Compensation Committee Interlocks and Insider Participation

         Leeds Bankshares does not independently compensate its executive officers, directors, or employees. The Compensation Committee consists of Gordon E. Clark, John F. Amer, Marguerite E. Wolf and Joan H. McCleary. The Compensation Committee reviews the performance of officers and employees and proposes compensation programs and adjustments to the full board of directors. The Compensation Committee met once during the fiscal year ended June 30, 2002.

Report of the Compensation Committee

         Under rules established by the Securities and Exchange Commission, Leeds Bankshares is required to provide certain data and information in regard to the compensation and benefits provided to Leeds Bankshares' Chief Executive Officer and other executive officers of Leeds Bankshares. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting those individuals. In fulfillment of this requirement, the Compensation Committee of Leeds Federal, at the direction of the board of directors, has prepared the following report for inclusion in this proxy statement.

         The Compensation Committee reviews the performance of officers and employees and proposes compensation programs and adjustments to the full board of directors to assure that the compensation of the Chief Executive Officer and other executive officers is consistent with the compensation strategy, competitive practices, the performance of Leeds Federal, and the requirements of appropriate regulatory agencies. Any cash compensation paid to executive officers is paid by Leeds Federal. Leeds Bankshares does not currently pay any cash compensation to executive officers.

         The primary goal of Leeds Federal and the Compensation Committee is to provide an adequate level of compensation and benefits in order to attract and retain key executives. The performance of each officer is reviewed annually to determine his or her contribution to the overall success of the institution.

          This report has been provided by the Compensation Committee:
                    Directors Clark, Amer, Wolf and McCleary

Stock Performance Graph

         Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on Leeds Bankshares' common stock between June 30, 1997 and June 30, 2002, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

         There can be no assurance that Leeds Bankshares' stock performance will continue in the future with the same or similar trend depicted in the graph. Leeds Bankshares will not make or endorse any predictions as to future stock performance.

[OBJECT OMITTED]

                                                        Cumulative Total Returns
                                   -----------------------------------------------------------------
                                    6/97       6/98        6/99        6/00        6/01       6/02
                                   -------   ---------   ---------   ---------   --------   --------

LEEDS FEDERAL BANKSHARES, INC.     100.00      146.07      89.23       91.04      142.08      295.28
NASDAQ STOCK MARKET (U.S.)         100.00      131.62     189.31      279.93      151.75      103.32
NASDAQ BANK                        100.00      138.70     137.00      112.33      155.82      175.20

Executive Compensation

         The following table sets forth for the fiscal years ended June 30, 2002, 2001 and 2000, certain information as to the total remuneration paid by Leeds Bankshares to the Chief Executive Officer of Leeds Bankshares.


=================== ================================================== =========================================== ===============

                                                                                 Long-Term Compensation
------------------- -------------------------------------------------- ------------------------------------------- ---------------

                                 Annual Compensation (1)                           Awards                Payout
------------------- -------------------------------------------------- ------------------------------- ----------- ---------------
                      Fiscal
    Name and          years                                                              Securities                   All other
    Principal         ended      Salary     Bonus      Other Annual      Restricted      Underlying      LTIP        compensation
   Position (2)      June 30,      ($)        ($)      Compensation(3)  Stock Award(s)   Options/SARs    Payouts         (4)
=================== =========== ========= =========== ================ =============== =============== =========== ===============

Gordon E. Clark       2002      $137,250      --      $    16,617        --                 --            --       $     1,580
President and         2001       132,200      --           10,592        --                 --            --             1,580
Chief Executive       2000       131,640      --           11,057        --                 --            --             1,580
Officer
=================== =========== ========= =========== ================ =============== =============== =========== ===============

____________________________________
(1) Amount shown is gross earnings before pre-tax medical premiums paid by the officer through the flexible benefits plan. Includes amounts deferred at the election of named officers pursuant to Leeds Federal's Savings Plan for Employees (the "401(k) Plan") and benefit of automobile and related expenses.
(2) No other executive officer received salary and bonuses that in the aggregate exceeded $100,000.
(3) Includes Leeds Bankshares' matching contributions to Leeds Federal's 401(k) Plan and a contribution to Leeds Federal's Employee Stock Ownership Plan. No other monetary awards were awarded to the named executive.
(4) Includes payments made pursuant to Leeds Federal's life insurance plan maintained for the named executive for the purpose of deferred compensation and also includes premiums on life insurance maintained for all employees.

Employment Agreement

         Leeds Federal entered into an employment agreement with Gordon E. Clark, President and Chief Executive Officer, and Leeds Bankshares has succeeded to the employment agreement. The employment agreement is intended to ensure that Leeds Bankshares will be able to maintain a stable and competent management base by enabling Leeds Bankshares to offer Mr. Clark certain protections against termination of his employment without cause. The continued success of Leeds Bankshares depends to a significant degree on the skill and competence of Mr. Clark.

         The employment agreement provides for a three-year term for Mr. Clark. Commencing on the first anniversary date and continuing each anniversary date thereafter, the board may extend the employment agreement for an additional year such that the remaining term shall be three years, unless written notice of nonrenewal is given by the board after conducting a performance evaluation of Mr. Clark. The agreement provides that Mr. Clark's base salary will be reviewed annually. In addition to the base salary, the employment agreement provides that Mr. Clark is to receive all benefits provided to permanent full-time employees of Leeds Federal, including among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel. The employment agreement permits termination of his employment by Leeds Federal for cause at any time. In the event Leeds Federal chooses to terminate Mr. Clark's employment for reasons other than for cause, or upon the termination of Mr. Clark's employment for reasons other than a change in control, as defined, or in the event of Mr. Clark's resignation from Leeds Federal upon: (i) failure to be reelected to Mr. Clark's current office; (ii) a material change in Mr. Clark's functions, duties or responsibilities which change would cause Mr. Clark's position to become one of lesser responsibility, importance or scope; (iii) relocation of the principal place of employment by more than 30 miles; (iv) the liquidation or dissolution of Leeds Federal; or (v) a breach of the agreement by Leeds Federal, Mr. Clark, or in the event of death, his beneficiaries, Mr. Clark would be entitled to receive an amount equal to the greater of the remaining payments, including base salary, bonuses and other payments due under the remaining term of the employment agreement or three times the average of Mr. Clark's base salary, including bonuses and other cash compensation paid, and the amount of any benefits received pursuant to any employee benefit plans maintained by Leeds Federal.

         If termination of employment, whether voluntary or involuntary, follows a change in control of Leeds MHC, as defined in the employment agreement, Mr. Clark or, in the event of death, Mr. Clark's beneficiaries, would be entitled to a payment equal to the greater of (i) the payments due under the remaining term of the employment agreement or (ii) three times Mr. Clark's average annual compensation over the five years preceding termination of employment. Leeds Bankshares would also continue Mr. Clark's life, health, and disability coverage for the remaining unexpired term of the employment agreement to the extent allowed by the plan or policies maintained by Leeds Bankshares from time to time.

         The employment agreement provides that for a period of time following termination Mr. Clark agrees not to compete with Leeds Bankshares or Leeds MHC in any city, town or county in which Leeds Bankshares or Leeds MHC maintains an office or has filed an application to establish an office, or within a specified geographical area surrounding any such office.

Supplemental Executive Retirement Plan

         During 1993, Leeds Federal adopted a supplemental executive retirement plan by entering into non-qualified executive retirement income agreements with certain of its executives to provide supplemental retirement income benefits to such persons generally upon reaching "benefit age," which is generally age 65. Benefit amounts are determined by a formula which takes into consideration each executive's years of service and compensation at retirement age. Under the supplemental executive retirement plan, a qualifying officer will generally receive, after retirement, a supplemental retirement income benefit equal to the product of

     (i) the average of the highest base compensation received by such officer during any three consecutive twelve-month periods which occur after the later of the effective date of the supplemental executive retirement plan or the execution date of the qualifying officer's joinder agreement and

     (ii)2% multiplied by the number of years of service of the officer with Leeds Federal, less the amount available to the executive on or after he reaches his "benefit age," as set forth in the executive joinder agreement under any other tax-qualified or non-qualified plan except the Employee Stock Ownership Plan.

         The maximum number of years of service that can be taken into account for these purposes is 35. Benefits are also payable upon disability, termination of service, or death. Benefits accrue annually, but no vesting occurs until an officer has been employed by Leeds Federal for at least ten years. If an officer's services are terminated for cause, as defined under the supplemental executive retirement plan, all accrued benefits will become null and void. In the event an executive incurs a financial hardship, he may request a financial hardship benefit, which, if approved by Leeds Federal, will be paid in a lump sum within 30 days of the event triggering the financial hardship. The payment of a financial hardship benefit will reduce the officer's vested accrued benefit and will affect the supplemental retirement income benefit payable to such officer under the supplemental executive retirement plan.

         Leeds Federal has restated its executive supplemental retirement income agreement for certain of its executives. The restated supplemental executive retirement plan supplements the benefit available to certain of Leeds Federal's executive officers, including Mr. Clark, under Leeds Federal's tax-qualified 401(k) Plan. Two former executives continue to participate in the original supplemental executive retirement plan. The restated supplemental executive retirement plan is designed to provide a benefit (less the benefits estimated to be provided under Leeds Federal's 401(k) plan) that is equal to 2% of the highest base compensation received by the executive during any 3 consecutive 12 month periods multiplied by the executive's years of service. The benefit is payable over a period of 15 years or the life of the executive, whichever is longer. In the case of a change in control followed by the executive's involuntary termination of employment or voluntary termination of employment within 36 months of a change in control and following:

o a material change in the executive's functions, duties or responsibilities which would cause the executive's position to become one of lesser responsibility, importance or scope,

o a relocation of the executive's principal place of employment by more than 30 miles, or

o a material reduction in the executive's perquisites or benefits, the executive is entitled to a benefit payable at his benefit age designated in his joinder agreement equal to the full retirement benefit that he would have received had he remained in the employ of Leeds Federal and retired at his benefit age.

         In the event of the executive's termination of employment due to disability, the executive may request to receive an immediate disability benefit, in lieu of a retirement benefit, and such benefit will be payable within 30 days following board approval of the executive's request, in a lump sum. In the event of the executive's death while employed, the restated supplemental executive retirement plan provides a survivor's benefit equal to the benefit payable to the executive as if the executive remained employed until his benefit age. The restated supplemental executive retirement plan also provides a $10,000 death benefit payable to the executive's beneficiary. In the event that the executive makes a timely election, he can receive his retirement benefit in a lump sum instead of an annuity. Leeds Federal has established a rabbi trust that has purchased life insurance policies on the executives' lives in order to ensure that Leeds Federal can satisfy its benefit obligation under the original and restated supplemental executive retirement plans. Leeds Federal also makes annual contributions in an amount equal to the expense accrual under the restated supplemental executive retirement plan, into a secular trust for the benefit of each executive covered by a restated supplemental executive retirement plan. Amounts accrued for such executives prior to the restatement of the supplemental executive retirement plan also were transferred to the secular trust. The estimated pre-tax benefit payable annually to Mr. Clark upon retirement at his benefit eligibility date is $107,548. Leeds Federal's contributions with respect to the restated supplemental executive retirement plan for Mr. Clark for 2001 were $75,525.

         The following table indicates the expected aggregate annual retirement benefit payable from the 401(k) Plan and supplemental executive retirement plan to supplemental executive retirement plan participants, expressed in the form of a single life annuity for the highest average base compensation and benefit service classification specified below:


        Highest Average                                         Years of Service and
       Base Compensation                                  Benefit Payable at Retirement (1)
                                  ---------------------------------------------------------------------------------
                                          25                   30                   35                  40
--------------------------------  ---------------------------------------------------------------------------------
            $100,000                     $50,000              $60,000              $70,000             $70,000
            $125,000                      62,500               62,500               87,500              87,500
            $150,000                      75,000               90,000              105,000             105,000
            $175,000                      87,500              105,000              122,500             122,500
            $200,000                     100,000              120,000              140,000             140,000

_____________________________
(1) Benefits payable under the supplemental executive retirement plan are offset by amounts payable under Leeds Federal's 401(k) Plan.

         As of May 1, 2002, Mr. Clark had 37 years of credited service under the supplemental executive retirement plan.

1994 Incentive Stock Option Plan

         During the fiscal year ended June 30, 1995, Leeds Federal adopted, and Leeds Bankshares has succeeded to, the Leeds Federal Savings Bank and Leeds Federal Bankshares, MHC Incentive Stock Option Plan.

         Set forth below is certain information concerning exercised and unexercisable options during the fiscal year ended June 30, 2002, by Mr. Clark, which have been adjusted to reflect the stock split discussed above.


====================================================================================================================
                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                           FISCAL YEAR-END OPTION VALUES
====================================================================================================================
                                                                  Number of Unexercised      Value of Unexercised
           Name              Shares Acquired       Value             Options at          In-The-Money Options at
                              Upon Exercise       Realized          Fiscal Year-End        Fiscal Year-End (1)(2)
                                                                ------------------------- --------------------------
                                                                Exercisable/Unexercisable Exercisable/Unexercisable
---------------------------- ---------------- ----------------- ------------------------- --------------------------
Gordon E. Clark                    --               --                 36,000/0                  $869,040/$0
============================ ================ ================= ========================= ==========================

_____________________________
(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of common stock that would be received upon exercise, assuming such exercise occurred on June 30, 2002, at which date the last sale of Leeds Bankshares' common stock as quoted on the Nasdaq National Market was at $31.97 per share.
(2) In connection with the merger, all of Mr. Clark's outstanding options will be converted into the right to receive, in cash, the difference between $32.00 and the exercise price of the option, multiplied by the number of shares subject to the option.

Equity Compensation Programs

         Leeds Bankshares does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

         Set forth below is certain information as of June 30, 2002 regarding equity compensation to directors and executive officers of Leeds Bankshares that has been approved by stockholders.

====================================================================================================================
                               Number of securities to be
                                issued upon exercise of                                    Number of securities
  Equity compensation plans     outstanding options and         Weighted average         remaining available for
  approved by stockholders               rights                  exercise price            issuance under plan
--------------------------------------------------------------------------------------------------------------------

     Stock Option Plan.....             138,500                       $7.92                        --
--------------------------------------------------------------------------------------------------------------------

         Total.............             138,500                       $7.92                        --
====================================================================================================================


ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Persons and groups owning in excess of 5% of Leeds Bankshares common stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended. The following table sets forth, as of November 7, 2002, persons or groups who own more than 5% of the common stock. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of common stock as of such date.

                                                                Percent of
         Name and address          Amount and Nature of      Shares of Common
        of Beneficial Owner        Beneficial Ownership    Stock Outstanding (%)

   Leeds Federal Bankshares, MHC         3,300,000                  72.7%
   1101 Maiden Choice Lane
   Baltimore, Maryland

ITEM 13. Certain Relationships and Related Transactions

         Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. However, executive officers and directors may receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of Leeds Federal's capital and surplus (up to a maximum of $200,000) must be approved in advance by a majority of the disinterested members of the board of directors. All loans made to officers, directors, and executive officers are made in the ordinary course of business on the same terms and conditions as Leeds Federal would make to any other customer in the ordinary course of business, and do not involve more than a normal risk of collectibility or present other unfavorable features.

         Leeds Federal intends that all transactions between Leeds Federal and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to Leeds Federal than could have been obtained by it in arm's-length negotiations with unaffiliated persons, and such transactions will be approved by a majority of independent outside directors of Leeds Federal not having any interest in the transaction.

                                     PART IV

ITEM 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

   (a)  Exhibits

                                                                 Sequential Page
                                                               Reference to Prior              Number Where
                                                                Filing or Exhibit            Attached Exhibits
  Regulation S-K                                                 Number Attached            Are Located in This
  Exhibit Number                Document                             Hereto                  Form 10-K Report
  --------------                --------                       ------------------           -------------------

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


                                                  LEEDS FEDERAL BANKSHARES, INC.


Date: December 3, 2002                         By: /s/ Gordon E. Clark
                                                  ------------------------------
                                                  Gordon E. Clark, President and
                                                  Chief Executive Officer

                      Certification pursuant to Rule 13a-14
               Of the Securities Exchange Act of 1934, as Amended,
                             As adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002



I, Gordon E. Clark, President and Chief Executive Officer of Leeds Federal Bankshares, Inc., certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of Leeds Federal Bankshares, Inc.;

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


December 3, 2002                                   /s/ Gordon E. Clark
--------------------                               -----------------------------
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



I, Kathleen G. Trumpler, Treasurer of Leeds Federal Bankshares, Inc., certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of Leeds Federal Bankshares, Inc.;

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


December 3, 2002                                   /s/ Kathleen G. Trumpler
--------------------                               -----------------------------
Date                                               Kathleen G. Trumpler
                                                   Treasurer (Chief Financial
                                                   Officer)

                                   EXHIBIT 99

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                             PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Gordon E. Clark, President and Chief Executive Officer, and Kathleen G. Trumpler, Treasurer of Leeds Federal Bankshares, Inc. (the "Company") each certify in his or her capacity as an officer of the Company that he or she has reviewed the Annual Report of the Company on Form 10-K/A for the year ended June 30, 2002 and that to the best of his or her knowledge:

         1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

         2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.



December 3, 2002                                   /s/ Gordon E. Clark
--------------------                               -----------------------------
Date                                               Gordon E. Clark
                                                   President and Chief Executive
                                                   Officer

December 3, 2002                                   /s/ Kathleen G. Trumpler
--------------------                               -----------------------------
Date                                               Kathleen G. Trumpler
                                                   Treasurer (Chief Financial
                                                   Officer)